Form 10-Q
period 2008-03-31
Mondo Acquisition II, Inc.
filed 2008-05-15
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filed,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                                                                                 Accelerated filer
Non-accelerated filer(Do not check if a smaller reporting company)    Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [X]   No   []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2008 – 1,000,000 shares of common stock

MONDO ACQUISITION II, INC.
Index

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Balance Sheet as of March 31, 2008 (unaudited) and December 31, 2007	F-2

	Condensed Statements of Losses for the three months Ended March 31, 2008 and 2007, and From October 30, 2006 (Date of Inception) through March 31, 2008 (unaudited)	F-3

	Condensed Statements of Cash Flows for the three months Ended March 31, 2008 and 2007, and From October 30, 2006 (Date of Inception) through March 31, 2008 (unaudited)	F-4

	Notes to Condensed Financial Statements (unaudited)	F-5- F-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	4

Item 4T.	Controls and Procedures	4

PART II.	OTHER INFORMATION	5

Item 1.	Legal Proceedings	5

Item1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibits	5

SIGNATURES		6

MONDO ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)

- TABLE OF CONTENTS -

Page
Financial Statements:

Condensed Balance Sheet as of March 31, 2008 (unaudited) and December 31, 2007	F – 2

Condensed Statements of Losses for the three months Ended March 31, 2008 and 2007, and From October 30, 2006 (Date of Inception) through March 31, 2008 (unaudited)	F – 3

Statements of Cash Flows for the Years Ended March 31, 2008 and 2007, and From October 30, 2006 (Date of Inception) through March 31, 2008 (unaudited)	F – 4

Notes to Condensed Financial Statements (unaudited)	F - 5 - F - 8

MONDO ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF MARCH 31, 2008

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$16,999	$16,999

Total Assets	$16,999	$16,999

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses related to incorporation	$1,493	$1,493
Accounts payable	1,296	1,296
Total Current Liabilities	2,789	2,789

Long Term Liabilities:	-	-

Total Liabilities	2,789	2,789

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	1,000	1,000
Additional paid in capital	16,500	16,500
Accumulated deficit during development stage	(3,290)	(3,290)

Total Stockholders' Equity	14,210	14,210

Total Liabilities and Stockholders' Equity	$16,999	$16,999

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF LOSSES
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007, FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO MARCH 31, 2008
(unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Period From October 30, 2006 (Date of Inception ) to March 31, 2008
Operating Expenses:
Selling, general and administrative	$ 0	$ 0	$3,290
Net loss	$0	$0	$(3,290)

Net loss per common share (basic and fully diluted)	$(0.000)	$(0.000)	$(0.001)

Weighted average of common shares outstanding (basic and fully diluted)	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007,
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO MARCH 31, 2008
 (UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Period From October 30, 2006 (Date of Inception ) to March 31, 2008
Cash Flow from Operating Activities:
Net loss	$0	$0	$(3,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:	-
Accounts payable and accrued expenses	0	0	2,789

Net Cash Provided By Operating Activities	0	-	(501)

Cash Flow from Investing Activities:	-	-	-

Cash Flow Financing Activities:
Proceeds from issuance of common stock to founders	-	-	17,500
Net Cash Provided By Financing Activities:	-	-	17,500

Net (Decrease)/Increase in Cash and Cash Equivalents	0	0	(501)
Cash and Cash Equivalents at beginning of period	16,999	17,500	-17,500
Cash and Cash Equivalents at end of period	$16,999	$17,500	$16,999

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
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

MONDO ACQUISITION II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the three months ending March 31, 2008.

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
MARCH 31, 2008
(unaudited)

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

The Company had 1,000,000 shares of common stock issued and outstanding at March 31, 2008 and March 31, 2007. As of March 31, 2008 and March 31, 2007 the Company had no preferred stock issued and outstanding.

  MONDO ACQUISITION II, INC.
( DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
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

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management,

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

Net loss for the three months ended March 31, 2008 and 2007 was $0 and $0.  Net loss for the period from October 30, 2006 (Date of Inception ) to March 31, 2008 was $3,290.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At March 31, 2008, the Company had cash of $16,999 and working capital of $14,210.

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

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4T.         Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

 As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 ( b) Changes in Internal Controls.

 There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mondo Acquisition II, Inc.

Date: May 15, 2008	By:	/s/ Darrin M. Ocasio
Darrin M. Ocasio
President (Principal Executive Officer and Principal Financial and Accounting Officer)