Form 10-Q
period 2008-09-30
Green Planet Bio Engineering Co. Ltd.
filed 2008-11-12
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52622
(Commission file number)

GREEN PLANET BIOENGINNERING CO., LIMITED
(Exact name of registrant as specified in its charter)

Delaware	37-1532842
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18851 NE 29th Avenue, Suite 700, Aventura, Florida 33180

(Address of principal executive offices)

1(877) 544-2288 or (601) 786 9171
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

Large accelerated filer ☐                                                                                                Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No   ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2008, 15,191,667 shares of common stock were issued and outstanding.

GREEN PLANET BIOENGINEERING CO. LIMITED
Index

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of September 30, 2008 (unaudited) and December 31, 2007	F-1

	Condensed Statements of Operations for the three and nine months Ended September 30, 2008 and 2007, and From October 30, 2006 (Date of Inception) through September 30, 2008 (unaudited)	F-2

	Condensed Statements of Cash Flows for the nine months Ended September 30, 2008 and 2007, and From October 30, 2006 (Date of Inception) through September 30, 2008 (unaudited)	F-3

	Notes to Condensed Financial Statements (unaudited)	F-4- F-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4T.	Controls and Procedures	6

PART II.	OTHER INFORMATION	7

Item 1.	Legal Proceedings	7

Item1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

Item 5.	Other Information	7

Item 6.	Exhibits	7

SIGNATURES		8

Item 1.

GREEN PLANET BIOENGINEERING CO., LIMITED
(f/k/a Mondo acquisition II, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2008

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$6,138	$16,999

Total Assets	$6,138	$16,999

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses related to incorporation	$1,493	$1,493
Accounts payable	1,296	1,296
Total Current Liabilities	2,789	2,789

Long Term Liabilities:	-	-

Total Liabilities	2,789	2,789

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,000	1,000
Additional paid in capital	6,500	16,500
Accumulated deficit during development stage	(4,151)	(3,290)

Total Stockholders' Equity	3,349	14,210

Total Liabilities and Stockholders' Equity	$6,138	$16,999

See the accompanying footnotes to unaudited condensed financial statements

GREEN PLANET BIOENGINEERING CO., LIMITED
(f/k/a Mondo acquisition II, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

					For the Period From October 30, 2006 (Date of
	For the Three Months Ended		For the Nine Months Ended		Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Operating Expenses:
Selling, general and administrative expenses	$361	$1,296	$861	$1,296	$4,151
Net Loss	$(361)	$(1,296)	$(861)	$(1,296)	$(4,151)

Net loss per common share (basic and diluted)	$(0.000)	$(0.001)	$(0.000)	$(0.001)	$(0.004)
Weighted average number of shares outstanding (basic and diluted)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to unaudited condensed financial statements

GREEN PLANET BIOENGINEERING CO., LIMITED
(f/k/a Mondo acquisition II, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
FROM OCTOBER 30, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008
 (UNAUDITED)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Period From October 30, 2006 (Date of Inception) to September 30, 2008
Cash Flow from Operating Activities:
Net loss	$(861)	$(1,296)	$(4,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	1,296	2,789

Net Cash Used in Operating Activities	(861)	-	(1,362)

Cash Flow from Investing Activities:	-	-	-

Cash Flow Financing Activities:
Cash Used in Stockholders’ distribution	(10,000)	-	(10,000)
Proceeds from issuance of common stock to founders	-	-	17,500
Net Cash Provided (Used) By Financing Activities:	(10,000)	-	7,500

Net (Decrease) Increase in Cash and Cash Equivalents	(10,861)	-	6,138
Cash and Cash Equivalents at beginning of period	16,999	17,500	-
Cash and Cash Equivalents at end of period	$6,138	$17,500	$6,138

See the accompanying footnotes to unaudited condensed financial statements

GREEN PLANET BIOENGINEERING CO., LIMITED
(f/k/a Mondo acquisition II, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Green Planet Bioengineering Co., Limited (f/k/a Mondo Acquisition II, Inc. (the “Company”)), a wholly owned subsidiary of Mondo Management Corp., was incorporated in the state of Delaware on October 30, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business. On October 2, 2008, the Company changed its name to Green Planet Bioengineering Co. Limited. On October 24, 2008, (“Closing Date”), Green Planet Bioengineering Co. Limited executed and consummated a Share Exchange Agreement (the “Closing”) by and among (i) Elevated Throne Overseas Ltd., a British Virgin Islands limited liability company; (ii) the stockholders of 100% of Elevated Throne Overseas Ltd.’s common stock (the “Elevated Throne Overseas Ltd., Shareholders”); and (iii) Green Planet Bioengineering Co. Limited ’s then-controlling stockholder, Cris Neely.

At closing, the Company acquired control of Elevated Throne Overseas Ltd., which is the parent company of FuJian Green Planet Bioengineering Co., LTD., a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC”), by issuing to the Elevated Throne Overseas Ltd.’s Shareholders 14,141,667 shares of the Company’s Common Stock in exchange for all of the outstanding capital stock of Elevated Throne Overseas Ltd. (the “Reverse Merger Transaction”). Immediately after the Closing, we had a total of 15,141,667 shares of common stock outstanding, with the Elevated Throne Overseas Ltd.’s Shareholders (and their assignees) owning approximately 93.40% of our outstanding common stock, and the balance held by those who held the Company’s common stock prior to the Closing.

Elevated Throne Overseas Ltd. owns 100% of FuJian Green Planet Bioengineering Co., LTD., which is a WFOE under the laws of the PRC. WFOE has entered into a series of contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd., a limited liability company headquartered in, and organized under the laws of, the PRC.

As a result of the Reverse Merger Transaction, we acquired 100% of the capital stock of Elevated Throne Overseas Ltd. and consequently, control of the business and operations of Elevated Throne Overseas Ltd., Fujian Green Planet Bioengineering Co., Ltd., and Sanming Huajian Bio-Engineering Co., Ltd. Prior to the Reverse Merger Transaction, we were a public reporting blind pool company in the development stage. From and after the Closing Date of the Share Exchange Agreement, our primary operations consist of the business and operations of Sanming Huajian Bio-Engineering Co., Ltd.. Sanming’s business is conducted in China.

Elevated Throne Overseas Ltd. (“Elevated Throne”) was incorporated under the laws of the British Virgin Islands on May 8, 2008, and Elevated Throne Overseas Ltd. formed FuJian Green Planet Bioengineering Co., Ltd. as a wholly foreign-owned enterprise under the laws of the PRC on July 25, 2008.

Sanming Huajian Bio-Engineering Co., Ltd. was organized under the laws of the PRC in April of 2004 under the name Sanming Zhonjian Biological Technology Industry Co., Ltd.

Under the laws of the PRC, certain restrictions are placed on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. As a result, FuJian Green Planet Bioengineering Co., LTD. entered into a series of agreements with Sanming Huajian Bio-Engineering Co., Ltd., which we believe give us effective control over the business of Sanming Huajian Bio-Engineering Co., Ltd. These agreements are described below in the section entitled “Contractual Agreements with Sanming Huajian Bio-Engineering Co., Ltd.”

Contractual Agreements with Sanming Huajian Bio-Engineering Co., Ltd.

Prior to the reverse merger, Elevated Throne Overseas’ business was conducted through Sanming Huajian Bio-Engineering Co., Ltd., its largest shareholders being Mr. Min Zhao and Ms. Min Yan Zheng with a 35.07% and 35.97% interest respectively. Sanming Huajian Bio-Engineering Co., Ltd. has the licenses and approvals necessary to operate its business in the PRC.

PRC law places certain restrictions on roundtrip investments through the acquisition of a PRC entity by PRC residents. To comply with these restrictions, in conjunction with the reverse acquisition, we (via our wholly-owned subsidiary, FuJian Green Planet Bioengineering Co., Ltd.) entered into and consummated certain contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd. and their respective stockholders pursuant to which we provide these companies with technology consulting and management services. Through these contractual arrangements, we have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control Sanming Huajian Bio-Engineering Co., Ltd. and operate our business in the PRC through Sanming Huajian Bio-Engineering Co., Ltd., we are considered the primary beneficiary of Sanming Huajian Bio-Engineering Co., Ltd. Accordingly, beginning after the Closing the Company will consolidate the results, assets and liabilities of the Sanming Huajian Bio-Engineering Co., Ltd. in our financial statements.

On July 25, 2008, we entered into the following contractual arrangements, each of which is enforceable and valid in accordance with the laws of the PRC:

Entrusted Management Agreement.  Pursuant to this entrusted management agreement among Fujian Green Planet Bioengineering Co., Ltd., Sanming Huajian, and the Sanming Huajian Shareholders (the "Entrusted Management Agreement"), Sanming Huajian and its shareholders agreed to entrust the business operations of Sanming Huajian and its management to Fujian Green Planet Bioengineering Co., Ltd. until Fujian Green Planet Bioengineering Co., Ltd. acquires all of the assets or equity of Sanming Huajian (as more fully described in the Exclusive Option Agreement below). Prior to the occurrence of such event, Sanming Huajian will only own those certain assets that are not sold to Fujian Green Planet Bioengineering Co., Ltd. The Company anticipates that Sanming Huajian will continue to be the contracting party under its customer contracts, banks loans and certain other assets until such time as those may be transferred to Fujian Green Planet Bioengineering Co., Ltd. Under the Entrusted Management Agreement, Fujian Green Planet Bioengineering Co., Ltd. will manage Sanming Huajian‘s operations and assets, and control all of Sanming Huajian’s cash flow through an entrusted bank account. In turn, it will be entitled to any of Sanming Huajian’s net profits as a management fee, and will be obligated to pay all Sanming Huajian payables and loan payments. The Entrusted Management Agreement will remain in effect until the acquisition of all assets or equity of Sanming Huajian by Fujian Green Planet Bioengineering Co., Ltd. is completed.

Exclusive Purchase Option Agreement.   Under the exclusive option agreement among Fujian Green Planet Bioengineering Co., Ltd. and the Sanming Huajian Shareholders, the Sanming Huajian Shareholders granted Fujian Green Planet Bioengineering Co., Ltd. an irrevocable and exclusive purchase option to acquire Sanming Huajian’s equity and/or remaining assets, but only to the extent that such purchase does not violate limitations imposed by PRC law. Current PRC law does not specifically provide for a non-PRC entity's equity to be used as consideration for the purchase of a PRC entity's assets or equity. The option is exercisable when PRC law specifically allows foreign equity to be used as consideration to acquire a PRC entity's equity interests and/or assets, and when the Company has sufficient funds to purchase Sanming Huajian’s equity or remaining assets. The consideration for the exercise of the option is the shares of Common Stock received by the Sanming Huajian’s Shareholders under the Share Exchange Agreement.

Share Pledge Agreement. Under this share pledge agreement among Fujian Green Planet Bioengineering Co., Ltd. and the Sanming Huajian Shareholders (the "Share Pledge Agreement"), the Sanming Huajian Shareholders pledged all of their equity interests in Sanming Huajian, including the proceeds thereof, to guarantee all of Fujian Green Planet Bioengineering Co., Ltd.’s rights and benefits under the Restructuring Agreements. Prior to termination of this Share Pledge Agreement, the pledged equity interests cannot be transferred without Fujian Green Planet Bioengineering Co., Ltd.’s prior consent.

Completion of the PRC Restructuring

The PRC restructuring transaction closed on October 24, 2008. However, Fujian Green Planet Bioengineering Co., Ltd. is required under the agreements to complete additional post-closing steps in order to maintain its good standing under PRC law. These steps include Fujian Green Planet Bioengineering Co., Ltd. making required regulatory filings and giving proof to regulatory authorities that it has received the required portion of its registered capital as of the deadline required under PRC law. Specifically, Fujian Green Planet Bioengineering Co., Ltd. must receive 15% of its total registered capital of $2.0MM by 3 months of effectiveness of business license, and the remaining $1.7MM by two years from effectiveness of business license, in order to maintain the validity of its business license and its certificate of approval to exist as a wholly foreign-owned entity in the PRC issued by the Fujian Provincial Municipal Government and the Sanming Administration for Industry and Commerce, respectively. This license and approval would become invalid and be immediately cancelled if Fujian Green Planet Bioengineering Co., Ltd. were to fail to make timely payment of its registered capital, in which case we could cease to have any claim to control Sanming Huajian Bio-Engineering Co., Ltd. under PRC law. We have filed an extension with the regulatory authorities and the payment of the registered capital is due in full by January 17, 2009. We anticipate that all required post-closing steps, including the payment and verification of the full payment of Fujian Green Planet Bioengineering Co., Ltd.’s registered capital, will be completed by January 17, 2009.

Upon consummation of the PRC Restructuring Agreements above, the contributions of Sanming Huajian Bio-Engineering Co., Ltd.’s registered capital, and therefore the ownership of Sanming Huajian Bio-Engineering Co., Ltd., took the current form, which is represented in the table below:

Name of Shareholder	Amount of Contribution (RMB) ‘000	Percent of Capital Contribution
Min Zhao	1332.82	35.07%
Min Yan Zhen	1366.86	35.97%
Jiangle Jianlong Mineral industry Co.	1100.32	28.96%

Total	RMB 3800.00	100%

Subsidiaries

As a result of the Reverse Merger Transaction, Elevated Throne Overseas Ltd. and FuJian Green Planet Bioengineering Co., Ltd. are the Company’s wholly-owned subsidiaries. Sanming Huajian Bio-Engineering Co., Ltd., the entity through which the Company operates its business, has no subsidiaries.

Sanming Huajian Bio-Engineering Co., Ltd’s Organization History

Sanming Huajian Bio-Engineering Co., Ltd was originally incorporated in April 2004 in the People’s Republic of China as Sanming Zhongjian Biological Technology Industry Co., Ltd. On August 17, 2004, the company changed its name from Sanming Zhongjian Biological Technology Industry Co., Ltd. to Sanming Huajian Bio-Engineering Co., Ltd. Sanming Huajian Bio-Engineering Co., Ltd is a research and development company with a focus on improving human health through the development, manufacture and commercialization of bio-ecological products and over-the-counter products utilizing the extractions of tobacco leaves. Since 2007, Sanming Huajian Bio Engineering Co., Ltd has developed a variety of natural organic products using tobacco leaves.

(b)	Development Stage Company:

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

As of September 30, 2008 and since the Company had not consummated the reverse merger transaction as of that date, the Company had not begun principal operations, and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

GREEN PLANET BIOENGINEERING CO., LIMITED
(f/k/a Mondo acquisition II, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

GREEN PLANET BIOENGINEERING CO., LIMITED
(f/k/a Mondo acquisition II, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 3 -  CAPITAL STOCK:

On October 2, 2008, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware, pursuant to which it increased its authorized common stock. The total number of shares of capital stock which the Company shall have authority to issue is two hundred sixty million (260,000,000). The Company is authorized to issue 250,000,000 shares of common stock at $.001 par value (the “Common Stock”) and 10,000,000 shares of preferred stock at $.001 par value (the “Preferred Stock”). The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

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

The Company had 1,000,000 shares of common stock issued and outstanding at September 30, 2008 and June 30, 2007. As of September 30, 2008 and June 30, 2007 the Company had no preferred stock issued and outstanding.

GREEN PLANET BIOENGINEERING CO., LIMITED
(f/k/a Mondo acquisition II, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 4 - RELATED PARTIES:

The officers, directors and stockholders of the Company are affiliated with Sichenzia Ross Friedman Ference LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 5 - INCOME TAXES:

For income tax reporting purposes, the Company's aggregate unused net operating losses of approximately $4,200 will expire through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward was deemed to be approximately $1,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the development stage and the likelihood of a future Section 382 limitation it is more likely than not that the benefits will not be realized.

NOTE 6 – POST BALANCE SHEET EVENTS

On October 2, 2008, the Company changed its name from Mondo Acquisition II, Inc. to Green Planet Bioengineering Co. Limited and increased its number of authorized shares of common stock from 40,000,000 to 250,000,000 shares. On October 23, 2008 and October 24, 2008, the Company entered into a series of transactions with the shareholders of Elevated Throne Overseas Ltd. (“Elevated Throne”) pursuant to which (i) Elevated Throne became a wholly-owned subsidiary of the Company, (ii) the Company appointed new directors and officers and (iii) Cris Neely, the company’s, president and director, tendered his resignation. These transactions are described in greater detail in the Company’s Form 8-K dated October 24, 2008. In October, the company approved 50,000 shares of its common stock to a service provider for services rendered. In addition, the Company has issued, as compensation to a consultant, warrants to purchase an aggregate of 20,000,000 shares of its common stock (subject to adjustment upon certain events) at exercise prices ranging from $0.10 to $1.00 per share, however in no event shall the consultant be entitled to exercise these warrants for a number of warrant shares in excess of that number of warrant shares which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by consultant and its affiliates to exceed 4.99% of the outstanding shares of the common stock following such exercise. The Company has also granted to said consultant the right to convert any portion of a $1,000,000 consulting fee payable to said consultant into shares of the Company’s common stock (at a conversion price based upon the market price for the Company’s common stock on the day it first trades). The Company has also issued warrants to purchase 4,718,333 shares of its common stock (subject to adjustment upon certain events) at an exercise price of $0.001 per share as compensation to other consultants and service providers.

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

Overview

We were incorporated in Delaware under the name Mondo Acquisition II, Inc. on October 30, 2006.  Our initial business plan was to serve as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. On September 30, 2008, Mondo Acquisition II, Inc., Mondo Management Corp. (“Seller”) and Cris Neely (“Buyer”) entered into a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Seller sold to Buyer an aggregate of 935,000 previously issued and outstanding shares of the Company's restricted common stock, comprising of approximately 93.5 % of the issued and outstanding capital stock of the Company. The purchase price for the sale of the shares was $14,375 in cash and 65,000 shares of our common stock. All of our current officers and directors agreed to resign and the Buyer’s nominee, Mr. Cris Neely, was appointed to fill the vacancies on the Board in connection with the stock purchase transaction.

On October 2, 2008, we changed our name to Green Planet Bioengineering Co. Limited. We have not realized any revenues from operations since inception, and our plan of operation was to locate a suitable acquisition or merger candidate and consummate a business combination.

Since our formation on October 30, 2006, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. Until we acquired all of the issued and outstanding common stock of Elevated Throne Overseas Ltd. (discussed below), we were considered to be a “blank check” company in as much as did not have specific business plans, operations, revenues or employees.

As more fully described below, on October 24, 2008, we consummated a number of related transactions through which we acquired control of Sanming Huajian Bio-Engineering Co., Ltd., a PRC-based company (the “Reverse Merger Transaction”). These transactions are described in greater detail in our Form 8-K dated October 24, 2008. Sanming Huajian Bio-Engineering Co., Ltd. is engaged in the research, development, production and sale of extracts from tobacco leaves to be used in various pharmaceutical and health products.

The Reverse Merger Transaction

On October 24, 2008, (“Closing Date”), Green Planet Bioengineering Co. Limited executed and consummated a Share Exchange Agreement (the “Closing”) by and among (i) Elevated Throne Overseas Ltd., a British Virgin Islands limited liability company; (ii) the stockholders of 100% of Elevated Throne Overseas Ltd.’s common stock (the “Elevated Throne Overseas Ltd., Shareholders”); and (iii) Green Planet Bioengineering Co. Limited ’s then-controlling stockholder, Cris Neely.

At closing, we acquired control of Elevated Throne Overseas Ltd., which is the parent company of FuJian Green Planet Bioengineering Co., LTD., a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC”), by issuing to the Elevated Throne Overseas Ltd.’s Shareholders 14,141,667 shares of our Common Stock in exchange for all of the outstanding capital stock of Elevated Throne Overseas Ltd. (the “Reverse Merger Transaction”). Immediately after the Closing, we had a total of 15,141,667 shares of common stock outstanding, with the Elevated Throne Overseas Ltd.’s Shareholders (and their assignees) owning approximately 93.40% of our outstanding common stock, and the balance held by those who held our common stock prior to the Closing.

Our board of directors (the “Board”) as well as the directors and the shareholders of Elevated Throne Overseas Ltd. each approved the Reverse Merger Transaction, including the transactions contemplated there under. Following the Closing Date, Elevated Throne Overseas Ltd. became our wholly-owned subsidiary.

Elevated Throne Overseas Ltd. owns 100% of FuJian Green Planet Bioengineering Co., LTD., which is a WFOE under the laws of the PRC. WFOE has entered into a series of contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd., a limited liability company headquartered in, and organized under the laws of, the PRC.

As a result of the Reverse Merger Transaction, we acquired 100% of the capital stock of Elevated Throne Overseas Ltd. and consequently, control of the business and operations of Elevated Throne Overseas Ltd., Fujian Green Planet Bioengineering Co., Ltd., and Sanming Huajian Bio-Engineering Co., Ltd. Prior to the Reverse Merger Transaction, we were a public reporting blind pool company in the development stage. From and after the Closing Date of the Share Exchange Agreement, our primary operations consist of the business and operations of Sanming Huajian Bio-Engineering Co., Ltd. Sanming’s business is conducted in China.

Our Board approved the Share Exchange Agreement on October 23, 2008, and we entered into the Share Exchange Agreement with Elevated Throne Overseas Ltd. and its Shareholders on October 24, 2008.

Elevated Throne Overseas Ltd. (“Elevated Throne”) was incorporated under the laws of the British Virgin Islands on May 8, 2008, and Elevated Throne Overseas Ltd. formed FuJian Green Planet Bioengineering Co., Ltd. as a wholly foreign-owned enterprise under the laws of the PRC on July 25, 2008.

Sanming Huajian Bio-Engineering Co., Ltd. was organized under the laws of the PRC in April of 2004 under the name Sanming Zhonjian Biological Technology Industry Co., Ltd.

Under the laws of the PRC, certain restrictions are placed on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. As a result, FuJian Green Planet Bioengineering Co., LTD. entered into a series of agreements with Sanming Huajian Bio-Engineering Co., Ltd., which we believe give us effective control over the business of Sanming Huajian Bio-Engineering Co., Ltd. These agreements are described below in the section entitled “Contractual Agreements with Sanming Huajian Bio-Engineering Co., Ltd.”

Sanming Huajian Bio-Engineering Co., Ltd.’s executive offices are located at No.126 Mingdu Building, Gongye Road, Sanming City, Fujian, China, and the telephone number is +86 598 8523617. Our website is www.greenplanetbio.com.cn. Information on our website or any other website is not a part of this report.

Contractual Agreements with Sanming Huajian Bio-Engineering Co., Ltd.

Prior to the reverse merger, Elevated Throne Overseas’ business was conducted through Sanming Huajian Bio-Engineering Co., Ltd., its largest shareholders being Mr. Min Zhao and Mr. MinYan Zhen with a 35.07% and 35.97% interest respectively. Sanming Huajian Bio-Engineering Co., Ltd. has the licenses and approvals necessary to operate its business in the PRC.

PRC law places certain restrictions on roundtrip investments through the acquisition of a PRC entity by PRC residents. To comply with these restrictions, in conjunction with the reverse acquisition, we (via our wholly-owned subsidiary, FuJian Green Planet Bioengineering Co., Ltd.) entered into and consummated certain contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd. and their respective stockholders pursuant to which we provide these companies with technology consulting and management services. Through these contractual arrangements, we have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control Sanming Huajian Bio-Engineering Co., Ltd. and operate our business in the PRC through Sanming Huajian Bio-Engineering Co., Ltd., we are considered the primary beneficiary of Sanming Huajian Bio-Engineering Co., Ltd. Accordingly, we consolidate the results, assets and liabilities of the Sanming Huajian Bio-Engineering Co., Ltd. in our financial statements.

On July 25, 2008, we entered into the following contractual arrangements, each of which is enforceable and valid in accordance with the laws of the PRC:

Entrusted Management Agreement.  Pursuant to this entrusted management agreement among Fujian Green Planet Bioengineering Co., Ltd., Sanming Huajian, and the Sanming Huajian Shareholders (the "Entrusted Management Agreement"), Sanming Huajian and its shareholders agreed to entrust the business operations of Sanming Huajian and its management to Fujian Green Planet Bioengineering Co., Ltd. until Fujian Green Planet Bioengineering Co., Ltd. acquires all of the assets or equity of Sanming Huajian (as more fully described in the Exclusive Option Agreement below). Prior to the occurrence of such event, Sanming Huajian will only own those certain assets that are not sold to Fujian Green Planet Bioengineering Co., Ltd. We anticipate that Sanming Huajian will continue to be the contracting party under its customer contracts, banks loans and certain other assets until such time as those may be transferred to Fujian Green Planet Bioengineering Co., Ltd. Under the Entrusted Management Agreement, Fujian Green Planet Bioengineering Co., Ltd. will manage Sanming Huajian‘s operations and assets, and control all of Sanming Huajian’s cash flow through an entrusted bank account. In turn, it will be entitled to any of Sanming Huajian’s net profits as a management fee, and will be obligated to pay all Sanming Huajian payables and loan payments. The Entrusted Management Agreement will remain in effect until the acquisition of all assets or equity of Sanming Huajian by Fujian Green Planet Bioengineering Co., Ltd. is completed.

Exclusive Purchase Option Agreement.   Under the exclusive option agreement among Fujian Green Planet Bioengineering Co., Ltd. and the Sanming Huajian Shareholders, the Sanming Huajian Shareholders granted Fujian Green Planet Bioengineering Co., Ltd. an irrevocable and exclusive purchase option to acquire Sanming Huajian’s equity and/or remaining assets, but only to the extent that such purchase does not violate limitations imposed by PRC law. Current PRC law does not specifically provide for a non-PRC entity's equity to be used as consideration for the purchase of a PRC entity's assets or equity. The option is exercisable when PRC law specifically allows foreign equity to be used as consideration to acquire a PRC entity's equity interests and/or assets, and when the Company has sufficient funds to purchase Sanming Huajian’s equity or remaining assets. The consideration for the exercise of the option is the shares of Common Stock received by the Sanming Huajian’s Shareholders under the Share Exchange Agreement.

Share Pledge Agreement. Under this share pledge agreement among Fujian Green Planet Bioengineering Co., Ltd. and the Sanming Huajian Shareholders (the "Share Pledge Agreement"), the Sanming Huajian Shareholders pledged all of their equity interests in Sanming Huajian, including the proceeds thereof, to guarantee all of Fujian Green Planet Bioengineering Co., Ltd.’s rights and benefits under the Restructuring Agreements. Prior to termination of this Share Pledge Agreement, the pledged equity interests cannot be transferred without Fujian Green Planet Bioengineering Co., Ltd.’s prior consent.

Completion of the PRC Restructuring

The PRC restructuring transaction closed on October 24, 2008. However, Fujian Green Planet Bioengineering Co., Ltd. is required under the agreements to complete additional post-closing steps in order to maintain its good standing under PRC law. These steps include Fujian Green Planet Bioengineering Co., Ltd. making required regulatory filings and giving proof to regulatory authorities that it has received the required portion of its registered capital as of the deadline required under PRC law. Specifically, Fujian Green Planet Bioengineering Co., Ltd. must receive 15% of its total registered capital of $2.0MM by 3 months of effectiveness of business license, and the remaining $1.7MM by two years from effectiveness of business license, in order to maintain the validity of its business license and its certificate of approval to exist as a wholly foreign-owned entity in the PRC issued by the Fujian Provincial Municipal Government and the Sanming Administration for Industry and Commerce, respectively. This license and approval would become invalid and be immediately cancelled if Fujian Green Planet Bioengineering Co., Ltd. were to fail to make timely payment of its registered capital, in which case we could cease to have any claim to control Sanming Huajian Bio-Engineering Co., Ltd. under PRC law. We have filed an extension with the regulatory authorities and the payment of the registered capital is due in full by January 17, 2009. We anticipate that all required post-closing steps, including the payment and verification of the full payment of Fujian Green Planet Bioengineering Co., Ltd.’s registered capital, will be completed by January 17, 2009.

Upon consummation of the PRC Restructuring Agreements above, the contributions of Sanming Huajian Bio-Engineering Co., Ltd.’s registered capital, and therefore the ownership of Sanming Huajian Bio-Engineering Co., Ltd., took the current form, which is represented in the table below:

Name of Shareholder	Amount of Contribution (RMB) ‘000	Percent of Capital Contribution
Min Zhao	1332.82	35.07%
Min Yan Zhen	1366.86	35.97%
Jiangle Jianlong Mineral industry Co.	1100.32	28.96%

Total	RMB 3800.00	100%

Subsidiaries

As a result of the Reverse Merger Transaction, Elevated Throne Overseas Ltd. and FuJian Green Planet Bioengineering Co., Ltd. are our wholly-owned subsidiaries. Sanming Huajian Bio-Engineering Co., Ltd., the entity through which we operate our business, has no subsidiaries.

Sanming Huajian Bio-Engineering Co., Ltd’s Organization History

Sanming Huajian Bio-Engineering Co., Ltd was originally incorporated in April 2004 in the People’s Republic of China as Sanming Zhongjian Biological Technology Industry Co., Ltd. On August 17, 2004, the company changed its name from Sanming Zhongjian Biological Technology Industry Co., Ltd. to Sanming Huajian Bio-Engineering Co., Ltd. Sanming Huajian Bio-Engineering Co., Ltd is a research and development company with a focus on improving human health through the development, manufacture and commercialization of bio-ecological products and over-the-counter products utilizing the extractions of tobacco leaves. Since 2007, Sanming Huajian Bio Engineering Co., Ltd has developed a variety of natural organic products using tobacco leaves.

Results of Operations

Prior to the consummation of the Reverse Merger Transaction, we did not conduct any active operations, except forour efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by us during such period.

Net loss for the three and nine months ended September 30, 2008 was $361and $861 respectively, compared to $1,296 and $1,296 for the three and nine months ended September 30, 2007, respectively.

Liquidity and Capital Resources

We did not have any revenues from any operations for the three and nine months ended September 30, 2008. At September 30, 2008, we had cash of $6,138 and working capital of $3,349.

Through September 30, 2008, and prior to the execution of the Share Exchange Agreement, our material commitments were professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4T.         Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

 As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Controls.

 There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Planet Bioengineering Co. Limited.

Date: November 12, 2008	By:	/s/ Min Zhao
Min Zhao
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)