Form 10-K
period 2008-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2009-05-07
CIK 1392449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number 000-52622

GREEN PLANET BIOENGINEERING CO. LIMITED
(Exact Name of Registrant as Specified In Its Charter)

DELAWARE	37-1532842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18851 NE 29th Avenue, Suite 700, Aventura, FL	33180
(Address of Principal Executive Offices)	(Zip Code)

1 877 544-2288
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

_____________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐  No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the act.  Yes   ☐   No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: ☒	No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes: ☐	No: ☒

The Company’s common stock as of December 31, 2008 was not traded on any stock exchange or any other quotation system.

The number of shares of common stock outstanding as of May 6, 2009 was 15,589,367.

Documents Incorporated by Reference:  NONE

TABLE OF CONTENTS

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “could,” “plans,” “estimates,” and similar language or negative of such terms.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals.  Actual events or results may differ materially.  We undertake no obligation to publicly release any revisions to the   forward-looking statements or reflect events or circumstances taking place after the date of this document.

Part I

Item 1.	Description of Business

Business

Our History

Mondo Acquisition II, Inc. was incorporated in the State of Delaware on October 30, 2006. Since inception, we have been engaged in organizational efforts to obtain initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on May 2, 2007, and since its effectiveness, we have focused our efforts to identify a possible business combination. On October 2, 2008, we changed our name to Green Planet Bioengineering Co., Limited (“Green Planet”).

On October 24, 2008 (“Closing date”), we executed and consummated a Share Exchange Agreement by and among (i) Elevated Throne Overseas Ltd., a British Virgin Islands limited liability company which is the parent company of FuJian Green Planet Bioengineering Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC”); (ii) the stockholders of 100% of Elevated Throne Overseas Ltd.’s common stock (the “Elevated Throne Overseas Ltd., Shareholders”); and (iii) our then-controlling stockholder, Cris Neely (who owned 93.5%). Prior to the Share Exchange Agreement, Mr. Min Zhao and Ms. Min Yan Zheng were the controlling persons of Elevated Throne Overseas Ltd. (100%).  At closing, we acquired control of Elevated Throne Overseas Ltd., by issuing to the Elevated Throne Overseas Ltd.’s Shareholders (Mr. Zhao and Ms. Zheng) 14,141,667 shares of our Common Stock in exchange for all of the outstanding capital stock of Elevated Throne Overseas Ltd. (the “Transaction”). Immediately after the Closing date of this transaction, we had a total of 15,141,667 shares of common stock outstanding, with the Elevated Throne Overseas Ltd.’s Shareholders owning approximately 93.40% of our outstanding common stock, and the balance held by those who held the common stock prior to the Closing Date. Upon closing of the Transaction, Mr. Min Zhao and Ms. Min Yan Zheng became our controlling shareholders and we no longer were a “blank check” company.

Elevated Throne Overseas Ltd. owns 100% of FuJian Green Planet Bioengineering Co., Ltd., which is a WFOE under the laws of the PRC. WFOE has entered into a series of contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd., a limited liability company headquartered in, and organized under the laws of, the PRC.

As a result of the Reverse Merger Transaction, we acquired 100% of the capital stock of Elevated Throne Overseas Ltd. and consequently, control of the business and operations of Elevated Throne Overseas Ltd., FuJian Green Planet Bioengineering Co., Ltd., and Sanming Huajian Bio-Engineering Co., Ltd. Prior to the Reverse Merger Transaction, we were a public reporting “blank check” company in the development stage. From and after the Closing Date of the Share Exchange Agreement, we are no longer a “blank check” company and our primary operations consist of the business and operations of Sanming Huajian Bio-Engineering Co., Ltd., which are conducted in China.

Contractual Agreements with Sanming Huajian Bio-Engineering Co., Ltd.

Prior to the reverse merger, our business was conducted through Sanming Huajian Bio-Engineering Co., Ltd., its largest shareholders being Mr. Min Zhao and Mr. Min Yan Zheng with a 35.07% and 35.97% interest respectively. Sanming Huajian Bio-Engineering Co., Ltd. (“Sanming Huajian”) has the licenses and approvals necessary to operate its business in the PRC.

PRC law places certain restrictions on roundtrip investments through the acquisition of a PRC entity by PRC residents. To comply with these restrictions, in conjunction with the reverse acquisition, we (via our wholly-owned subsidiary, FuJian Green Planet Bioengineering Co., Ltd.) entered into and consummated certain contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd. and their respective stockholders pursuant to which we provide these companies with technology consulting and management services. Through these contractual arrangements, we have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control Sanming Huajian and operate our business in the PRC through Sanming Huajian we are considered the primary beneficiary of Sanming Huajian . Accordingly, we consolidate the results, assets and liabilities of the Sanming Huajian in our financial statements.

We entered into the following contractual arrangements, each of which are enforceable and valid in accordance with the laws of the PRC:

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

Shareholders’ Voting Proxy Agreement.  Under the shareholders' voting proxy agreement among Fujian Green Planet Bioengineering Co., Ltd. and the Sanming Huajian Shareholders, the Sanming Huajian Shareholders irrevocably and exclusively appointed the members of the board of directors of Fujian Green Planet Bioengineering Co., Ltd. as their proxy to vote on all matters that require Sanming Huajian shareholder approval. The members of the board of directors of Fujian Green Planet Bioengineering Co., Ltd. are identical to those of the Company.

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

Completion of the PRC Restructuring

The PRC restructuring transaction closed on the Closing Date. However, Fujian Green Planet Bioengineering Co., Ltd. is required under the agreements to complete additional post-closing steps required in order to maintain its good standing under PRC law. These steps include Fujian Green Planet Bioengineering Co., Ltd. making required regulatory filings and giving proof to regulatory authorities that it has received the required portion of its registered capital as of the deadline required under PRC law. Specifically, Fujian Green Planet Bioengineering Co., Ltd. must receive 15% of its total registered capital of $2.0MM (“License Payment”) by 3 months of effectiveness of business license, and the remaining $1.7MM by two years from effectiveness of business license, in order to maintain the validity of its business license and its certificate of approval to exist as a wholly foreign-owned entity in the PRC issued by the Fujian Provincial Municipal Government and the Sanming Administration for Industry and Commerce, respectively. This license and approval would become invalid and be immediately cancelled if Fujian Green Planet Bioengineering Co., Ltd. was to fail to make timely payment of the first installment of its registered capital, in which case we could cease to have any claim to control Sanming Huajian Bio-Engineering Co., Ltd. under PRC law. To date no License Payment has been made and the Company has been working with the regulatory authorities in order to extend the payment timeline and satisfy the requirements.

Upon consummation of the PRC Restructuring Agreements above, the contributions of Sanming Huajian Bio-Engineering Co., Ltd.’s registered capital, and therefore the ownership of Sanming Huajian Bio-Engineering Co., Ltd., took their current form, which is represented in the table below:

Name of Shareholder	Amount of Contribution (RMB) ‘000	Percent of Capital Contribution
Min Zhao	13,328.15	35.07%
Min Yan Zhen	13,668.65	35.97%
Jiangle Jianlong Mineral industry Co.	11,003.20	28.96%
Total	RMB 38,000.00	100%

Subsidiaries

As a result of the Reverse Merger Transaction, Elevated Throne Overseas Ltd. and FuJian Green Planet Bioengineering Co., Ltd. are our wholly-owned subsidiaries. Sanming Huajian Bio-Engineering Co., Ltd., the entity through which we operate our business, has no subsidiaries.

Sanming Huajian Bio-Engineering Co., Ltd.’s Organization History

Sanming Huajian Bio-Engineering Co., Ltd. was originally incorporated in April 2004 in the People’s Republic of China as Sanming Zhongjian Biological Technology Industry Co., Ltd.  Its original registered capital was RMB 6 million and its original shareholders were Ou Shanyan (80%), Zhao Yime (10%) and Zheng Yingyue (10%).  The company’s original business scope included planning to produce and sell environmentally conscious food, health products, chemical products, and biological products.

On August 17, 2004, the company changed its name from Sanming Zhongjian Biological Technology Industry Co., Ltd. to Sanming Huajian Bio-Engineering Co., Ltd. and its shareholders changed from Ou Shanyan, Zhao Yime, and Zheng Yingyue to Min Zhao and Zheng Jianrong with Min Zhao holding a 60% equity interest and Zheng Jianrong holding a 40% equity interest.

On May 22, 2006, the company changed its operation plan to focus on natural plant extractions, the production of bio-fertilizer and the sale of chemical and agricultural products and by-products as well as the development of biological engineering technology.

On July 8, 2006, the company’s registered capital increased to RMB 33,500,000 and its shareholders changed from Min Zhao and Zheng Jianrong to Min Zhao, with a 35.07% equity interest, Min Yan Zheng with a 35.97% interest and Jiangle Jianlong Mineral Industry Co., Ltd., with a 28.96% equity interest.

On April 15, 2008, the company’s registered capital increased to RMB 38,000,000.

Sanming Huajian Bio-Engineering Co., Ltd’s Business

Sanming Huajian Bio-Engineering Co., Ltd is a research and development company with a focus on improving human health through the development, manufacture and commercialization of bio-ecological products and over-the-counter products utilizing the extractions of tobacco leaves.

Growth

In order to capitalize on Green Planet’s current success and on the overall growth in the bio-health industry, the firm has designed an aggressive three-year expansion plan.  This expansion is set for deployment throughout Asia and launch into the US; and it will be implemented through a 3-phase strategy:

Phase I
●	Filing for GMP certificate and building GMP manufacturing facility to produce the company’s entire product line
●	Apply for ISO certification
●	Begin the production and sales of “Paiqianshu”
●	Apply for retail certifications on liquid and pill forms of CoQ10 (over-the-counter) supplements
●	Trademark the “Green Planet” brand supplements

Phase II
●	Obtain distributors for over-the-counter Q10 supplements in China
●	Initiate & execute sales and marketing plan across domestic markets
●	Obtain distributors throughout Asia for retail Q10 supplements
●	Initiate & execute sales and marketing plan across Asia

Phase III
●	Leverage product portfolio to increase sales of raw Q10 materials worldwide by continuous R&D
●	Obtain established distributors for raw Q10 & retail Q10 supplements in the US
●	Launch retail sales and marketing plan in the US
●	Launch downstream retail Q10 products as they are developed and certified

Phase I
China will continue to be the company’s primary market due to the demand/supply imbalance.  The company will continue to increase its number of distributors and penetrate new territories, increasing revenue growth and profitability.

Phase I has been in action throughout 2008 with most of it accomplished.  Filing for the GMP certificate has been completed, and the company is in the midst of building the GMP facility and its in-house manufacturing line.   Application for an ISO certificate was approved in April 2008, and the company is in the process of obtaining the retail certifications on its private brand Q10 supplements called “Green Planet.”  The company filed brand name certificates during 2008.  In addition, the company started its trademark work on the “Green Planet” brand during 2008.

GMP Facility and Certification

‘GMP’ is an English acronym for ‘Good Manufacturing Practice’ which is a Chinese designation meaning to have a good operational norm with good manufacturing standards.  It describes an autonomic management system that emphasizes production quality and health safety in the manufacturing process.  It also specifies a set of mandatory standards that are applicable to any pharmaceutical or food industries in China.  China requires such enterprises to achieve high health standards from all aspects including raw materials, personnel, facilities and equipment, production process, packaging, transport, and quality control in accordance with the relevant state laws and regulations to form a set of operating standards to help enterprises improve their corporate environmental hygiene and to detect existing problems in production process, and thereby improving them.

GMP certification has been successfully obtained.  Green Planet has met all the criteria and conditions for the certification.

Facility Costs and Benefits

The GMP facility will require $8M USD to build along with $10M USD for manufacturing equipment.  A portion of this investment has been allocated for the GMP certification process.  Once the facility is in its final stage, the company will initiate its advertising campaign for “Paiqianshu” and start taking orders from established distributors.  Production will commence once the facility is complete and manufacturing assembly line is ready.  The company intends to add 50 plant workers, four sales associates and one new sales director to launch and market this product.  The company plans on manufacturing 5 million boxes of “Paiqianshu” each year with 90% sold into China alone.   The GMP facility is expected to complete its 1st phase in April of 2009 and it will go into production in early 3rd quarter of 2009.

The company has already identified its desired prime territories in China for “Paiqianshu”; and is currently adding new distributors.  During 2007 Green Planet  expanded its presence in China, distributing to more than 5 provinces and a number of tier-2 cities.  Expansion into the new territories will begin in early 2009.

Phase II
Green Planet is expected to continue the deployment of its 2nd Phase strategy in the second half of 2009.  Such deployment will include the design and execution of the company’s advertising and promotion campaigns; the creation and launch of its brands; the hiring and training of the sales team.  The company has identified the targeted regions and territories across Asia and domestic China to launch its products, including Korea, Japan, Singapore, and Taiwan.  The company’s goal is to add over 2000 retail outlets by the end of 2009.

Q10 health supplements

The firm intends to offer its Q10 health supplements through two separate brandings:

1.	Green Planet Bio’s house brand “Green Planet”

2.	private labeling of mass merchandisers’ house brands

“Green Planet” branded Q10 products are intended to be sold in mass retailers (not necessarily pharmacies) that do not carry and/or do not intend to carry their private house brands like Lianhua Supermarket, Hualian Group, Wangfujing Department Stores, and Dashang Group.

In addition to its Green Planet brand channel, management believes a significant opportunity lies within mass pharmacy chains that utilize private label supplements such as A.S. Watson (known as Watsons), SuperPharm; Sugi Pharmacy, and Shanghai No. 1 Pharmacy.  Green Planet will initiate a private label program catered to the needs of these mass merchants.

Note:  Watsons is the largest health and beauty retail chain in Asia operating over 1,550 stores and 1,000 pharmacies in 13 markets across the world.

Capital requirements for our expansion into to the Asia market are expected to reach $5M USD.  These funds shall cover the firm’s working capital requirements to carry out a) our aggressive marketing strategy and b) our R&D requirements.  As a result of our successful penetration into the Asia market, we expect to position Green Planet as an important player in the Asia health industry.

The deployment will commence in the second quarter of 2009 and by the end of 2010 we anticipate our Q10 health supplements to be in over 2000 outlets across Asia.

Phase III
Green Planet will continue its growth strategy launching the third and most influential phase.  The company intends to launch its products and technology in North America with a focus on the US market.  In addition the company will leverage its product portfolio to increase raw Q10 sales by continuous R&D of its downstream products. Management has planned for two main channels to distribute and market it’s products.

Internet Wholesalers

In this category are mainly retail web portals offering a “one-stop shopping” concept.

Some key players are:

●	www.ebay.com

●	www.amazon.com

●	www.bizrate.com

●	www.swansonvitamin.com

●	www.vitacost.com

●	www.supplementwarehouse.com

Retailers and Merchandisers

Green Planet intends to distribute its retail products (again, using the two branding methods described earlier – house and private brands) through pharmacy chains such as Walgreen and CVS in the US, Shoppers Drug Mart/Pharmaprix and London Drugs in Canada and other mass merchandisers such as Wal-Mart, Targets, and K-Mart. This will provide an international footprint, limit direct competition and capitalize on the flow of customers to these mass merchandisers.

Deployment will commence in the beginning of 2010 and by the end of 2010 management anticipates its Q10 health supplements to be in over 1000 outlets across North America.

Principal Products

Since 2007, Sanming Huajian has developed a variety of natural organic products using tobacco leaves.  These products are:

Solanesol
Solanesol is extracted from abandoned tobacco leaves and is a pharmaceutical intermediate.  Not only can it produce raw Q10 and Vitamin K2 through the synthesis method, but it can also be used as a synthesized raw material in anti-allergic drugs, anti-ulcer drugs, hypolipidemic drugs and anti-cancer drugs.

Nicotine Sulphate
Nicotine sulphate is extracted from abandoned tobacco leaves and it is an important raw material for pesticide and can be used in the processing of insecticides.  The nicotine content in pesticides is 40%.

Organic Fertilizers
“Ji Mai” trademark fertilizer is made by using abandoned tobacco leaves as the main raw material, adding the appropriate accessories and fermented with microbial, which is applicable to all kinds of fruit trees, and is also used as a soil conditioner.

Botanical Pesticides
Pesticides consist of 40% Nicotine Sulphate and other insecticide raw materials are regarded as organic or botanical because Nicotine Sulphate is derived from abandoned tobacco leaves.

Organic Green Barley Supplements (Paiqianshu)
“Paiqianshu” mung bean vitamin oral liquid has the ability to eliminate lead from the human body without any side effects. It contains many nutrient elements such as Calcium gluconate, zinc gluconate, and vitamin C. This nutrient is extracted from green barley or ‘mung bean’.

Raw CoQ10
Coenzyme Q10 is also commonly referred to as ubiquinone, ubidecarenone, and coenzyme Q.  It is a vitamin-like substance that is naturally present in most human cells except red blood cells and eye lens cells and is responsible for the production of the body’s own energy.  In each human cell, food energy is converted into energy in the mitochondria with the aid of Coenzyme Q10.

Because dysfunctional energy metabolism has been cited as a contributing factor for a number of medical conditions, Coenzyme Q10 has been           used in the treatment of cardiac, neurologic, oncologic, and immunologic disorders. Although the Dietary Supplement Health and Education Act of 1994 does not allow claims for treatment of specific diseases in the United States, Coenzyme Q10 has been cleared for treatment indications in other countries, such as for congestive heart failure (CHF) in Japan since 1974.1

Natural Q10 Supplements
Because of its ability to transfer electrons and therefore act as an antioxidant, Coenzyme Q10 is also used as a dietary supplement.  Supplement of Coenzyme Q10 is a treatment for some of the rare and serious mitochondrial disorders and other metabolic disorders where patients are not capable of producing enough Coenzyme Q10 because of their disorder.  Supplement of Coenzyme Q10 has been found to have a beneficial effect on migraine headache symptoms.2  Recent studies have also found Coenzyme Q10 to have beneficial effects on brain health and neurodegenerative diseases in animal models.

Q10 supplements is one of many downstream products that is produced from raw Q10 (which initially derives from extracts of abandoned tobacco leaves- Solanesol).

Distribution

We have established contracted distributors that are focused in the bio-health industry and raw chemical intermediates industry.  In addition, we have established distribution channels through government referrals within local government in some provinces such as universities and hospital research centers.

Market Analysis

Our product, Q10 has two distinct market segments: Raw Q10 and Retail Q10 products.  The following chart outlines the global estimated demand of raw Q10 by 2010 in tonnage:

Country	Demand (in tons)
US	200-220
JAPAN	160-180
ASIA (EXCLUDING JAPAN)	100-150
EUROPE	80-100
OTHER COUNTRIES	60
TOTAL	Average approx. 655

1 Tran MT, Mitchell TM, Kennedy DT, Giles JT. Role of coenzyme Q10 in chronic heart failure, angina, and hypertension. Pharmacotherapy 2001-21:797-806.
2 Rozen T, Oshinsky M, Gebeline C, Bradley K, Young W, Shechter A, Silberstein S (2002). "Open label trial of coenzyme Q10 as a migraine preventive". Cephalalgia 22 (2): 137–41

Raw Q10 is supplied to companies or institutions that 1) use it for research and development purposes or 2) use it to produce its downstream retail products.  Today, we produce and market raw Q10 and we are in the process of patenting our over-the-counter retail brand of Q10 supplement in both liquid and tablet form which we’ve fully developed in 2007. Our nutrient and supplement brand called “Green Planet” is now going through the trademark application process. Our current raw Q10 production capacity is 20 tons per year and with our growth plan realized we will be able to produce and supply a big part of China’s demand.

Retail Q10 products can be further classified into 3 sub-categories: Consumption products, medicine, and cosmetics. The market share of each is displayed by the following pie chart:

Note: consumption products include nutrients, vitamins and supplements

Management Team

The company’s management is well experienced in the bioengineering industry and provides the company with the strategic leadership required to maintain the company at the forefront of its industry competitors.  The team is led by Mr. Min Zhao the company CEO, Shanyan Ou the VP of Sales & Marketing, and Dr. Jian Ming Chan our Chief Scientist.  The team is fully committed to drive Green Planet on a successful track.  Stock options programs are currently in place for senior managers.  Green Planet Bio’ has employment contracts with all senior managers.

Sales and Marketing

Sales

We mainly base our business on the wholesale sales of bio-ecological products.  Our distribution process is established through contracted distributors and sales agreements. The company is continuously evaluating its sales and distribution strategy and assesses the performance of its business partners and execution of its business plan.

Marketing

For raw chemical material products such as Solanesol, CoenzymeQ10 or Nicotine Sulphate, we utilize the following strategies:

●	First, we have established a strong referral programs with major universities where most distributors look for new products and new technologies today.

●	Second, we have used the following channels to get the name and brands out to potential distributors:

	-	Web advertising

	-	Internal web optimization through Search engines and Sponsored links

	-	Trade shows

	-	Exhibitions

	-	Conferences

●	Third, we network through the local government in some provinces to introduce and refer us to established distributors.

Intellectual Property
The following table is a list of our current Patents issued by the People’s Republic of China:

Patent Name	Application No.	Designer	Application date	Valid until	Owner of patent
Synchronization and high efficiency process of Solanesol and Nicotine Sulphate	200610069846.6	Min Zhao, Chen Yanmei, Liu Caiqing	2006.8.11	2026.8.11	Sanming Huajian Bioengineering Co., Ltd.
A Method of Eliminating Plum bum Products with Basic liquid of zymogene mung bean	200710009735.0	Lin Xuanxian, Chen Jianmin, Chen Yanmei	2007.11.01	2027.11.01	Sanming Huajian Bioengineering Co., Ltd.

Note- The patent of “Solanesol-clean extraction method” is exclusively owned by Fudan University.  However, we have obtained the right to use this technology patent until July 27, 2010, according to the statements of Article 3, Section 1 in “Technology Development Contract ”which was entered into on July 28, 2005 between Fudan University and Sanming Huajian. Since August 11, 2006, we have been designing the “synchronization and high efficiency process of Solanesol and Nicotine Sulphate” and applied for the patent ownership and have used it in the production process.

Trademarks
The following table is a list of our current trademarks issued by the People’s Republic of China:

Trademark	Certificate No.	Category	Registrant	Valid Term
Paiqianshu	4322405	No.30 Refined food from plants, etc.	Sanming Huajian	From 2007-4-20 to 2017-4-20
Jimai QQ	4322404 (Application No. here. It will be the Certificate No. later.)	No.30 Refined food from plants, etc.	Sanming Huajian	10 years since the date of certificate issuing
Jimai	5425649 (Application No. here. It will be the Certificate No. later.)	No.1 Fertilizer, chemical products, etc.	Sanming Huajian	10 years since the date of certificate issuing
Jinliang	4538612 (Application No. here. It will be the Certificate No. later.)	No.3 Cosmetic, household and personal care chemicals, etc.	Sanming Huajian	10 years since the date of certificate issuing
PURESOLAN	6869795 (Application No. here. It will be the Certificate No. later.)	No.5 Medical products, etc	FuJian Green Planet	10 years since the date of certificate issuing
GREENPLANET	6871472 (Application No. here. It will be the Certificate No. later.)	No.5 Medical products, etc	Fujian Green Planet	10 years since the date of certificate issuing

Green Planet pays a license fee of RMB500 per year for each trademark for the period of ownership from October 22, 2004 to October 22, 2014.

Need For Government Approval

None

Employees

Sanming Huajian currently has approximately 153 full-time employees broken down into:

Management (16)
Research and Development (30)
Supporting staff (7)
Manufacturing staff (100)

Employee benefits include:
The company provides benefits according to the laws of PRC when applicable. Benefits packages are not recognized in the PRC as in the United States.

Financing Activities

In October, 2008 Prestige Ventures, Corp. (“Prestige”) subscribed to 140,000 common shares of Green Planet for a price of $1/share for a total value of $140,000. The Green Planet common shares issued pursuant to this transaction are restricted securities. Subscription agreement provides Prestige with piggy-back registration rights upon the filing by Green Planet of a registration statement on form S1 or other similar registrations.

Item 1A	Risk Factors

You should consider carefully each of the following business and investment risk factors and all of the other information in this report. If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of our operations could be materially and adversely affected. If that happens, the trading price of our shares of common stock could decline significantly. The risk factors below contain forward-looking statements regarding our business. Actual results could differ materially from those set forth in the forward-looking statements. See "Special Note Regarding Forward-Looking Information."

Risks related to doing business in the People’s Republic of China

Our business operations take place primarily in the People’s Republic of China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

Our ability to operate in the People’s Republic of China may be harmed by changes in its laws and regulations.

Our offices and manufacturing plants are located in the People’s Republic of China and the production, sale and distribution of our products are subject to Chinese rules and regulations.  Currently, China does not have rules and regulations on raw material products.  However, health foods and the Q10 raw material sales must obtain government written instructions to a subordinate, therefore, we are obtaining GMP authentication as described herein.

The People’s Republic of China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.

Our ability to operate in the People’s Republic of China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.

Also, we are a state-licensed corporation and production and manufacturing facility and are subject to Chinese regulation and environmental laws. The Chinese government has been active in regulating our industry. Our business and products are subject to government regulations mandating the use of good manufacturing practices. Changes in such laws or regulations in the People’s Republic of China that govern or apply to our operations could have a materially adverse effect on our business. For example, the law could change so as to inhibit our purchases from suppliers of tobacco leaves because of trade tariffs.  Our manufacturing costs may be increased and consequently affect our profit margins and revenue.

If we were to lose our state-licensed status, we would no longer be able to manufacture our products in the People’s Republic of China, which is our sole operation.

There is no assurance that the People’s Republic of China’s economic reforms will not adversely affect our operations in the future.

Although the Chinese government owns the majority of productive assets in the People’s Republic of China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.

Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

●	We will be able to capitalize on economic reforms;
●	The Chinese government will continue its pursuit of economic reform policies;
●	The economic policies, even if pursued, will be successful;
●	Economic policies will not be significantly altered from time to time; and
●	Business operations in the PRC will not become subject to the risk of nationalization.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within the People’s Republic of China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Over the last few years, the People’s Republic of China's economy has registered a high growth rate. During the past ten years, the rate of inflation in the People’s Republic of China has been as high as 20.7% and as low as -2.2%. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These corrective measures were designed to restrict the availability of credit or regulate growth and contain inflation. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in the People’s Republic of China, and thereby harm the market for our products. Future inflation in the PRC may inhibit our activity to conduct business in the People’s Republic of China.

To date, reforms to the People’s Republic of China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to the People’s Republic of China's economic system will continue or that we will not be adversely affected by changes in the People’s Republic of China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the People’s Republic of China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or businesses.

For example, changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in the People’s Republic of China. Although the People’s Republic of China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government's ability to continue with its reform.

We face economic risks in doing business in the People’s Republic of China. As a developing nation, the People’s Republic of China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European Country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of the People’s Republic of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. The People’s Republic of China government has confirmed that economic development will follow the model of a market economy. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of the People’s Republic of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations. Economic reforms could either benefit or damage our operations and profitability. Some of the things that could have this effect are: i) level of government involvement in the economy; ii) control of foreign exchange; methods of allocating resources; iii) international trade restrictions; and iv) international conflict.

Under the present direction, we believe that the People’s Republic of China will continue to strengthen its economic and trading relationships with foreign countries and business development in the People’s Republic of China will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the People’s Republic of China government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the People’s Republic of China's political, economic and social life.

The People’s Republic of China legal and judicial system may not adequately protect foreign investors and enforce their rights.

The Chinese legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the People’s Republic of China. However, the People’s Republic of China's system of laws is not yet comprehensive. The legal and judicial systems in the People’s Republic of China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the People’s Republic of China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The People’s Republic of China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the People’s Republic of China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the People's Republic of China legal system on our business operations in the People’s Republic of China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states, similarly, the People’s Republic of China accounting laws mandate accounting practices, which are not consistent with the United States Generally Accepted Accounting Principles (U.S. GAAP).  The People’s Republic of China's accounting laws require that an annual "statutory audit" be performed in accordance with People’s Republic of China’s accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution.

Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in the PRC. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.

In addition, some of our present and future executive officers and our directors may be residents of the People’s Republic of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

The People’s Republic of China laws and regulations governing our current business operations are sometimes vague and uncertain. There are substantial uncertainties regarding the interpretation and application of People’s Republic of China laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under People’s Republic of China laws, and as a result, we are required to comply with People’s Republic of China laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new People’s Republic of China laws or regulations may have on our business.

Governmental control of currency conversion may affect the value of your investment.

The majority of our revenue will be settled in Renminbi, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside the People’s Republic of China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including, primarily, the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in the People’s Republic of China authorized to conduct foreign exchange business.

In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, our business and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of our earnings from our subsidiary in the People’s Republic of China would be reduced.

The People’s Republic of China government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the People’s Republic of China. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing People’s Republic of China foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the People’s Republic of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

The People’s Republic of China government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

The fluctuation of the Renminbi (RMB) may materially and adversely affect your investment.

The value of the Renminbi against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in the People’s Republic of China's political and economic conditions. As we rely almost entirely on revenues earned in the People’s Republic of China, any significant revaluation of the Renminbi may materially and adversely affect our cash flow, revenue and financial condition. For example, to the extent that we need to convert U.S. Dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. Dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. Dollar appreciates against the Renminbi, the U.S. Dollar equivalent of the Renminbi we convert would be reduced. In addition, the depreciation of significant U.S. Dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the People’s Republic of China government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. On July 21, 2005 the RMB was 8.28 for 1 USD and as of December 31, 2008, the RMB was 6.85 for 1 USD, which is approximately 20% appreciation of the RMB against the USD. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the People’s Republic of China government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. Dollar.

Recent PRC State Administration of Foreign Exchange Regulations regarding offshore financing activities by People’s Republic of China residents have undergone a number of changes which may increase the administrative burden we face. The failure by our shareholders who are People’s Republic of China residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our People’s Republic of China resident shareholders to liability under People’s Republic of China law.

State Administration of Foreign Exchange issued a public notice ("October Notice") effective from November 1, 2005, which requires registration with the State Administration of Foreign Exchange by the People’s Republic of China resident shareholders of any foreign holding company of a People’s Republic of China entity. Without registration, the People’s Republic of China entity cannot remit any of its profits out of the People’s Republic of China as dividends or otherwise; however, it is uncertain how the October Notice will be interpreted or implemented. In the event that the proper procedures are not followed under the October Notice, we could lose the ability to remit monies outside of the People’s Republic of China and would therefore be unable to pay dividends or make other distributions. Our People’s Republic of China resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the People’s Republic of China Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

Risk Related to the Company's Business and Industry

We give no assurances that any plans for future expansion will be implemented and if we do not secure adequate financing, our profitability may be adversely affected.

Our ability to implement our Three Rural Plan and ultimately generate enough revenue to be profitable is directly influenced by our ability to secure adequate financing. The company is currently profitable. We have recently received 6.3 million RMB (approximately $919,700) and have received a total of 31.7 million RMB (approximately $4,627,000) from prior investors.  However, if we do not receive significant funding from future investors, we will experience delays in our growth strategies and, ultimately, in our profitability.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We are in our early stages of development and face risks associated with a new company in a growth industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

Although our revenues have grown rapidly since our inception from the increasing demand for our products, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

☐	expand our product offerings and maintain the high quality of our products;

☐	manage our expanding operations, including the integration of any future acquisitions;

☐	obtain sufficient working capital to support our expansion and to fill customers' orders in time;

☐	maintain adequate control of our expenses;

☐	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed; and

☐
anticipate and adapt to changing conditions in the containerboard and paper products markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

We will face a lot of competition, some of which may be better capitalized and more experienced than us.

We face competition in the bio-ecological products industries, both domestically and internationally. Although we view ourselves in a favorable position vis-à-vis our competition, some of the other companies that sell into our market may be more successful than us and/or have more experience and money that we do. This additional experience and money may enable our competitors to produce more cost-effective products and market their products with more success than we are able to, which would decrease our sales. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. However, we cannot give you assurance that we can successfully remain competitive. If our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations or financial condition.

The People’s Republic of China legal and judicial system may not adequately protect foreign investors and enforce their rights.

Our business is largely subject to the uncertain legal environment in the People’s Republic of China and your legal protection could be limited. As our present and possibly, future executive officers and directors are residents of the PRC, and our operating entity, Sanming Huajian Bioengineering Co., Ltd. is incorporated and situated in the People’s Republic of China, legal recourse against any of them could be limited or inadequate. The legal and judicial systems in the People’s Republic of China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the People’s Republic of China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The People’s Republic of China legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

A slowdown in the People’s Republic of China economy may adversely affect our operations.

A slowdown or other adverse developments in the People’s Republic of China economy may materially and adversely affect our customers, demand for our services and our business.  Because our customers are primarily wholesalers, a drop in their customer base would naturally spell a drop of demand for our products.

All of our operations are conducted in the People’s Republic of China and most of all of our revenue is generated from sales in the People’s Republic of China

Although the People’s Republic of China economy has grown significantly in recent years, we cannot assure you that such growth will continue. Also, while we believe the demand for our products are independent of the health of the economy; we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the People’s Republic of China economy. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the People’s Republic of China may materially reduce the demand for our products and materially and adversely affect our business.

Conversely, our major competitors may be better able than us to successfully endure downturns in our sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which could likely, sacrifice market share. Sales and overall profitability would be reduced under either scenario. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

Inflation in the People’s Republic of China could negatively affect our profitability and growth.

While the People’s Republic of China economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the People’s Republic of China government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, the People’s Republic of China’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in People’s Republic of China which could, in turn, materially increase our costs and also reduce demand for our products.

A widespread health problem in the People’s Republic of China could negatively affect our operations.

A renewed outbreak of SARS, bird flu or another widespread public health problem in the People’s Republic of China, where all of our revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some offices that would adversely disrupt our operations.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A widespread national disaster or Act of God in the People’s Republic of China could negatively affect our operations.

A widespread national disaster such as flooding, hurricane or other weather conditions that may adversely impact the growing of tobacco leaves may have an adverse effect on our business.  Any such disaster could have the effect of inhibiting the growing of tobacco leaves which could cause us to curtail our operations.  Further, a scarcity of tobacco leaves could also have the effect of increasing the cost of our purchasing the extracts, which could have the effect of depleting our assets or curtailing our operations.

Enforcement against us or our directors/officers may be difficult.

Because our principal assets are located outside of the United States and all of our directors and nearly all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on United States Federal Securities Laws against us and our officers and directors in the United States or to enforce a United States court judgment against us or them in the People’s Republic of China.

Nearly all of our directors and officers reside outside of the United States.  In addition, our operating subsidiary is located in the People’s Republic of China and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the People’s Republic of China and, even if civil judgments are obtained in United States courts, to enforce such judgments in People’s Republic of China courts. Further, it is unclear if extradition treaties now in effect between the United States and the People’s Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

We may have difficulty establishing adequate management, legal and financial controls in the People’s Republic of China.

The People’s Republic of China historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Inadequate funding for our capital expenditure may affect our growth and profitability.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability. Our continued growth is dependent upon our ability to raise capital from outside sources. Our ability to obtain financing will depend upon a number of factors, including:

☐	our financial condition and results of operations,

☐	the condition of the People’s Republic of China economy and the containerboard sector in the PRC,

☐	conditions in relevant financial markets; and

☐	relevant People’s Republic of China laws regulating the same.

If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms to our investors or lenders, our financial position, competitive position, growth and profitability may be adversely affected.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

 Significant fluctuations in raw material prices may have a material adverse effect on us.

Although we have exclusive contracts with our raw materials suppliers, any significant fluctuation in price of our raw materials may have a material adverse effect on the manufacturing cost of our products. We are subject to market conditions and although these raw materials are generally available and we have not experienced any raw material shortage in the past, we cannot assure you that the necessary materials will continue to be available to us at prices currently in effect or acceptable to us.

We depend on a concentration of customers.

Our revenue is dependent, in large part, on significant orders from wholesale customers. We believe that revenue derived from such customers will continue to represent a significant portion of our total revenue although we plan to diversify our customer base by, among other things, expanding our sales. Our inability to continue to secure and maintain a sufficient number of large customers or increase our customer base would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

Our success also depends in large part on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. As litigation becomes more common in the People’s Republic of China in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to the manufacturing of our products involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards, to third parties or require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation. Further, we do not have adequate product liability insurance coverage against defective products. There is no guarantee that we will not be involved in any legal proceedings regarding our products.

We rely on Mr. Min Zhao, our chairman and chief executive officer, for the management of our business, and the loss of his services may significantly harm our business and prospects.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Min Zhao for the direction of our business. The loss of the services of Mr. Zhao, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Zhao will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Zhao.

We do not have key man insurance on Mr. Zhao, our chairman and chief executive officer, upon whom we rely primarily for the direction of our business. If Mr. Zhao dies and we are unable to replace Mr. Zhao for a prolonged period of time, we may be unable to carry out our long term business plan and our future prospect for growth, and our business, may be harmed.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our chairman and president, Mr. Min Zhao. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

We may not be successful in retaining a qualified Chief Financial Officer

We may not be successful in retaining an experienced Chief Financial Officer (“CFO”) who is conversant with U.S. GAAP and knowledgeable in our industry. We employ very experienced outside consultants to assist us in US GAAP and compliance matters. If we are unable to find a suitable CFO we could increase our reliance on outside consultants to comply with our continuing financial reporting obligations. This could potentially increase our operating costs.

Our management is comprised almost entirely of individuals residing in the People’s Republic of China with limited English skills.

Our management is comprised almost entirely of individuals born and raised in the People’s Republic of China. As a result of differences in culture, educational background and business experiences, our management may analyze, evaluate and present business opportunities and results of operations differently from the way they are analyzed, evaluated and presented by management teams of public companies in Europe and the United States. In addition, our management has very limited skills in English. Consequently, it is possible that our management team will emphasize or fail to emphasize aspects of our business that might customarily be emphasized in a different manner by comparable public companies from different geographical and political areas.

Our management is not familiar with the United States securities laws.

Our management and the former owners of the businesses we acquire are generally unfamiliar with the requirements of the United States securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission and other regulatory authorities that could be costly, divert management's attention and disrupt our business.

We will continue to incur significant costs as a result of operating as a public company, and management will be required to devote substantial time to new compliance requirements.

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costlier.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2007, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our registered independent public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our registered independent public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if our registered independent accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

Risks Related to the Common Stock

There is currently no trading market for our common stock.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

We have not paid and do not anticipate paying any dividends on our common stock; therefore, our securities could face devaluation in the market.

We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our new business plan. Lack of a dividend can further affect the market value of our common stock, and could significantly affect the value of any investment in us.

Penny Stock Regulations.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Item 1B	Unresolved Staff Comments

Not Applicable

Item 2	Description of Property

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right.”

We currently rent 150 square meters of office space from the Sanming Mindu Hotel at a rate of RMB 2,000 per month.  Our lease period is from September 30, 2005 to September 30, 2010.

Land Use Rights

The charts below describe our current land use rights.

Land No.	01-01-101
Land Use Right Certificate No.	Ming Guo Yong (2005) No. 6238
User of the Land	Sanming Huajian Bio-Engineering Co., Ltd.
Location	Jikou Farm, Sanming City
Usage	Commercial Services
Area	54,319.4
Form of Acquisition	Assignment
Expiration Date	2054-07-08
Encumbrances	None

Land No.	To be issued
Land Use Right Certificate No.	To be issued
User of the Land	Sanming Huajian Bio-Engineering Co., Ltd.
Location	Jikou Farm, Sanming City
Usage	Commercial Services
Area	9,969.92
Form of Acquisition	Assignment
Expiration Date	50 years after the date of acquirement
Encumbrances	None

Land No.	To be issued
Land Use Right Certificate No.	To be issued
User of the Land	Sanming Huajian Bio-Engineering Co., Ltd.
Location	Sanyuan District, Jingdong Industrial Zone, Sanming City
Usage	Commercial Services
Area	153,846
Form of Acquisition	Assignment
Expiration Date	50 years after the date of acquirement
Encumbrances	None

In accordance with the written guarantee issued by Sanming Bureau of Land Resources on June 20, 2008, the certificates of two plots in the list are to be issued. The relevant contracts of land use right transference legally exist.

Buildings Owned by Green Planet Bio- Engineering Co., Ltd.:

Houses	Certificate No.	Area Square Meters
Main factory	The certificates are to be issued.	3,483.938
Transformer room		154.678
Boiler room		136.318
Cosmetic factory		924.706
Synthetic building		3,136.669
Extracting factory		1,827.102
Total:		9,663.441

In accordance with the written guarantee issued by Sanming Housing Administration Office of Sanyuan District on June 24, 2008, the Housing Ownership Certificates of the main factory, extracting factory, integration building and accessorial buildings are to be issued. The layout, construction, start and completion, check and acceptance are all in accordance with regulations.

Building Leases

No.	Lessor	Location	Term	Rent per Year (USD)
1	Green Planet Bio-Engineering Co., Ltd.	#1402 Unit 1, Longfa Mansion (Bright of City), Hudong Road, Gulou District, Fuzhou City, Fujian Province	October 15, 2007 to October 14, 2010	$7,964.29
2	Green Planet Bio-Engineering Co., Ltd.	#126, Gong Ye Nan Road, Sanming City, Fujian Province (Sanming Mingdu Hotel)	September 30, 2005 to September 30, 2010	$3,459.6

Buildings under Construction:

1.	Integration Building: Construction began in March 2005 with engineering costs of $503,649.63. Construction is 80% complete and is expected to cost an addition $145,985.40 to complete.
2.	Purifying Project: Construction began in January 2006 with engineering costs of $202,189.78. Construction is 70% complete and is expected to cost an additional $102,189.78 to complete.

Item 3	Legal Proceedings

None

Item 4	Submissions of Matters to a Vote of Security Holders

None

Part II

Item 5	Market For Common Equity and Related Stockholder Matters

The Company’s common stock is not traded on any exchange or not available on any quotation system.

Recent Sales of Unregistered Securities

In October, 2008 Prestige Ventures, Corp. (“Prestige”) subscribed to 140,000 common shares of Green Planet for a price of $1/share for a total value of $140,000. . The Green Planet common shares issued pursuant to this transaction are restricted securities. Subscription agreement provides Prestige with piggy-back registration rights upon the filing by Green Planet of a registration statement on form S1 or other similar registrations.

Changes in Securities

Not Applicable

Item 6	Selected Financial Data

Not Applicable

Item 7	Management’s Discussion and Analysis of Financial Condition and Results

Overview

In this Section, the Company will discuss the following:  (i) results of operations and financial condition for the years ended December 31, 2008 versus December 31, 2007; (ii) liquidity and capital resources; (iii) a discussion of the Company’s risk factors; and (iv) Company’s critical accounting policies.

Results of Operations and Financial Condition

Years Ended December 31, 2008 versus December 31, 2007

Net Sales
The Company generated net sales of $10,401,530 for the year ended December 31, 2008 compared to $8,059,104 for the year ended December 31, 2007, an increase of $2,342,426 or 29%. The increase was mainly attributable to the increasing demand for the company’s products and a broader product portfolio catering to a higher number of customers.

Cost of Sales
Cost of sales was $3,939,610 for the fiscal year 2008 compared to $2,999,328 for the year ended 2007, an increase of $940,282 (or 31%). The increase is due to higher net sales. We experienced a stable raw material pricing during the two years.

Gross profit
The gross profit for fiscal year 2008 was $6,461,920 compared to $5,059,776 for 2007 an increase of $1,402,144 (or 28%). The gross profit margin was 62.1% and 62.8% for the years 2008 and 2007, respectively. The Company continues to show stability in its market pricing as well as continuity in its manufacturing operations.

Operating Income
The operating income amounted to $4,651,796 for 2008 compared to $4,050,487 for 2007, which is an increase of 14.8%.

Selling Expenses
Selling expenses totaled $247,991 and $227,535 for the years ended 2008 and 2007, respectively. The main cost drivers were personnel costs, travel and costs related to various marketing campaigns.

Administrative Expenses
Administrative expenses amounted to $1,117,729 and $581,550 for the years ended 2008 and 2007, respectively. The main expenses were attributable to management and staff, accounting, audit fees and facilities expenses. In addition, the Company reported a one-time nonrecurring consulting fee in 2008 of $322,239, of which $182,239 had no cash impact since the fee was partly paid with the Company’s common stock.

Research and Development Expenses
Research and development (R&D) expenses totaled $444,404 and $200,204 for the years ended 2008 and 2007, respectively. The increase in R&D expenses pertains to the Company’s efforts to broaden and strengthen its product portfolio.

Income Taxes
Income tax is accounted for using the tax effect accounting method, whereby the income tax expense of the current period is determined based on the total amount of the income tax payable for the year and the amount of the tax effect of timing differences. The liability method is used in determining the tax effect of the timing differences. The Company records its income taxes based on the requirements of SFAS No. 109, “Accounting for Income Taxes,” which includes an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The management periodically assesses the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal tax audits or estimates and judgments used.

The Company operates in the People’s Republic of China and is subject to its tax laws. In accordance with the relevant tax laws and regulations of the People’s Republic of China, the corporation income tax rate has been revised to 25% across the board for all enterprises, whether domestic or foreign-owned from 33% with effect from January 1, 2008. The Company is subject to the United States of America Tax law at a tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

Net Income
The net income for the Company was $3,350,299 and $2,689,658 for the years ended 2008 and 2007, respectively an increase of $660,641 (or 25%). The net profit margin was 32.2% and 33.4% for the same periods, respectively. Despite a one-time consulting fee in 2008, the Company was able to maintain a strong net profit margin.

Liquidity and Capital Resources
The Company’s working capital and long-term funding primarily comes from operating cash flow and loans, while our financial resources are used in capital expenditures, operating activities and repayment of loans. Net cash flow provided by operating activities amounted to $1,704,438 for 2008 compared to $2,665,261 for 2007. The lower cash inflow is due to a steep ramp up of sales and extended payment terms to a few customers to earn additional business. The Company’s trade receivables totaled $4,346,403 as of December 31, 2008 compared to $2,113,989 as of December 31, 2007. No allowance for doubtful debts was provided for the years ended December 31, 2008 and 2007. The Company believes it has a strong and loyal customer base. The inventory amounted to $431,569 and $667,732 as of December 31, 2008 and December 2007, respectively. The lower inventory level is due to increased operational efficiency and improved overall planning. The main part of the inventory as of December 31, 2008 consists of work in progress ($294,798).

Foreign Currency Translation
The Company’s operating entity, Sanming Huajian Bio-Engineering Co., Ltd. maintain its financial statements in the functional currency of the People’s Republic of China, which is the “Renminbi” (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements are prepared using the functional currency Renminbi, which have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	12/31/2008	12/31/2007

Fiscal year end RMB : US$ exchange rate	6.85	7.29

Average yearly RMB : US$ exchange rate	6.83	7.60

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Significant Estimates

Critical accounting polices include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different than those estimates.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for the Company’s fiscal year beginning January 1, 2008.  The Company did not elect the fair value option described in SFAS 159 for financial instruments and certain other items.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment to FASB Statement 133”.  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The management is in the process of evaluating the impact that SFAS 161 will have on the Company’s financial statements upon adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 is effective on November 15, 2008.  The adoption of the statement did not result in a change in the Company’s current practices.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Market Risks

The Company operates in the People’s Republic of China, of which has its own currency.  This may cause the Company to experience and be exposed to different market risks such as changes in interest rates and currency deviations.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 8	Financial Statements

The financial statements and report of an independent registered certified public accounting firm are included herein immediately following the signature page of this report.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A	Controls and Procedures

Disclosure Control and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting relates to the monitoring and review of work performed in the preparation of audit and financial statements, footnotes, and financial data provided to the Company’s registered public accounting firm in connection with the annual audit.  All of our financial reporting is carried out by the finance manager and experienced outside consultants. The lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control.  The material weakness identified did not result in the restatement of any previously reported financial statements for 2007 or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, all quarterly and annual financial reports are reviewed by the Chief Executive Officer and the Board of Directors for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it is immediately implemented.  We intend to implement appropriate procedures for monitoring and review the work performed by our finance manager and outside consultants. The Company is seeking a permanent placement for the Chief Financial Officer position.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Part III

Item 10	Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(A) of the Exchange Act

Directors and Officers

Generally, each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. The Directors and Officers of the Company are as follows:

Name	Age	Position	Term

Min Zhao	40	Chief Executive Officer	November 2008 to present
		and Director

Jian Min Chen	44	Chief Scientist	November 2008 to present
		and Director

Shanyan Ou	32	VP of Sales & Marketing	November 2008 to present
		and Director

Minyan Zheng	28	Director	November 2008 to present

Jianrong Chen	55	Director	November 2008 to present

On November 23, 2008, eleven days after the Company filed a Schedule 14-f with the Securities and Exchange Commission pertaining to the appointment of new directors, the following individuals have become members of the Company’s board of directors and Mr. Neely resigned from the board.

Min Zhao, Chairman, CEO & Director: Mr. Zhao has over 10 years of experience in the industry.  In 2004, Mr. Zhao became the principal shareholder of Sanming Huajian Bioengineering Co., Ltd and was responsible for the daily operations of the company.  In 2000, Mr. Zhao formed the Sanming Mingdu Hotel Co., Ltd. a three star hotel.  Mr. Zhao graduated from the Chinese People’s Liberation Army University in 1986.

Min Yan Zheng, Director: Ms. Zheng is a graduate from the Fujian Province Medical College in 2005. She studied in Australia and obtained a degree with honors in human resources management.

Dr. Jian Min Chen, Chief scientist, Director: Professor Chen obtained his doctorate degree in 1993 at Fudan University.  Since 2000, Mr. Chen has been the Chairman of the Department of Environmental Science & Engineering at Fudan University.   From 1997 to 2000, Mr. Chen was an Associate Professor in the Department of Environmental Science & Engineering at Fudan University.  In 1999, Dr. Chen was named the Distinguished Youth Professor of Shanghai, and thereafter, Professor Chen has earned many honors and awards from various committees, universities and the government of China.

Shanyan Ou, Vice President of Sales, Director: Ms. Ou is an active executive member of Sanming Youth Entrepreneur Association, Deputy to the National People’s Congress of Sanyuan District and a youth federation member of Sanyuan District Youth League. In 1999, Ms. Ou graduated from Beijing University major in English as a foreign language, and a business management certification from Capital Economical Trade University of China in 2003. In 2005, Ms. Ou obtained her MBA degree in Hong Kong Business Management Institute. Ms. Ou has over 10 years of sales and marketing experience and has held various senior positions with focus in biological drugs manufacturing and chemical industry.

Zheng Jianrong, Director: Mr. Zheng is the Chairman of Jiangle Jianlong Mineral Industry Limited. Mr. Zheng is a member of Sanming Political Consultative Conference and Chairman of the Jiangle fungus grass ganoderma lucidum bio-engineering. Mr. Zheng is the Fujian Province non-ferrous metal Leading enterprise representative. His domestic profession is mainly geared to investments in the mining industry and, biological medicine in mainland China.

Cris Neely, Outgoing President/Director: Mr. Neely has served as the Chief Financial Officer and as a Director for Teleplus World, Corp. since April 2007.  Previous to Teleplus, Mr. Neely worked as a consultant for small/medium organizations focusing on Sarbanes-Oxley compliance, revenue recognition and financial/operational business assessments. Mr. Neely was previously the CFO of Siemens Enterprise Networks located in Boca Raton, Florida from 1999 through 2004.  He also held various executive positions with Siemens Enterprise Networks including Senior Vice President Business Transformation, Director Internal Audit, Director of Finance for Wireless Terminals and Area Financial Manager. He has also held management positions with ROLM, IBM and Cisco during his career. Mr. Neely holds a Bachelor of Business Administration – Finance degree from the University of Texas at Arlington and an MBA from Amberton University.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Director Compensation

We do not currently nor have we ever compensated our directors.

Involvement in Legal Proceedings

None of our executive officers or directors have been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company, or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

None of our executive officers or directors has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

None of our executive officers or directors is the subject of any pending legal proceeding.

Audit Committee

The company has not as of yet established an audit committee. The Board of Directors currently serves as the Company’s audit committee.

Compensation Committee

The Company has not as of yet established a compensation committee. The Board of Directors currently serves as the Company’s compensation committee.

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16 (A) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a class of the Company’s equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16 (A) forms filed by such reporting persons.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2008 and 2007.

Code of Ethics

The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

Item 11	Executive Compensation

The following is a summary of the compensation paid by Sanming Huajian to its Chief Executive Officer for the two years ended December 31, 2008 and 2007 respectively. Sanming Huajian has no other executive officers that received compensation in excess of $100,000 for any of these two years. 1USD = 6.85 RMB.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mr. Min Zhao	2008	21,898	4,672	0	0	0	0	0	26,570
– CEO	2007	21,898	1,825	0	0	0	0	0	23,723

Miss. Shanyan	2008	14,015	3,358	0	0	0	0	0	17,373
Ou – VP Sales	2007	14,015	1,168	0	0	0	0	0	15,183

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 27, 2009, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group, and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class (%)
Min Zhao	8,160,750	52.34%
Min Yan Zheng	6,080,917	39.00%
All Directors and Executive Officers (2 persons)	14,241,667	91.34%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date.  In determining the percent of common stock owned by a person or entity on April 27, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 27, 2009 (15,589,367), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options.  Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Unless otherwise indicated, the address of all beneficial owners is No. 126 Mingdu Building, Gongye road, Sanming City, Fujian, China.

Change in Control

The Company does not anticipate any changes in control of the Company.

Item 13	Certain Relationships and Related Transactions

The Company paid rental fees of $3,460 and $3,160 to an entity owned by a majority shareholder for 2008 and 2007, respectively.

Item 14	Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification pursuant to 18 U.S.C. Section 1350
(b)	Reports on form 8-K

The Company filed the following report on Form 8-K pertaining to the year ended December 31, 2008.

Form 8-K filed on January 7, 2009 to describe the change in registrant’s  certifying accountant. On December 31, 2008 RBSM, LLP was dismissed as the Company’s independent auditors by decision of the Board of Directors of the Company.  PKF, Hong Kong (“PKF”) was engaged on the same day as the principal accountant to audit the consolidated financial statements of the Company.

Item 15	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed (or expected to be billed) for the fiscal year ended December 31, 2008 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements was $50,000 including expenses.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Signatures on Next Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30 day of April 2009.

Green Planet Bioengineering Co, Ltd.

Date: May 6, 2009	By:	/s/	Min Zhao
Min Zhao
Chief Executive Officer (Principal
Executive Officer and Principal
Financial and Accounting Officer)

Date: May 6, 2009	By:	/s/	Shanyuan Ou
Shanyan Ou
Director

Date: May 6, 2009	By:	/s/	Min Yan Zheng
Min Yan Zheng
Director

Date: May 6, 2009	By:	/s/	Min Jian Chen
Dr. Min Jian Chen
Director

Date: May 6, 2009	By:	/s/	Jianrong Zheng
Jianrong Zheng
Director

Green Planet Bioengineering Co., Ltd.

Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
(Stated in US dollars)

Green Planet Bioengineering Co., Ltd.
Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Green Planet Bioengineering Co., Ltd

We have audited the accompanying consolidated balance sheets of Green Planet Bioengineering Co., Ltd. (the “Company”) and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong
May 6, 2009

Green Planet Bioengineering Co., Ltd.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Year ended December 31,
	2008	2007

Sales revenue	$10,401,530	$8,059,104
Cost of sales	(3,939,610)	(2,999,328)

Gross profit	6,461,920	5,059,776

Operating expenses
Administrative expenses	1,117,729	581,550
Research and development expenses	444,404	200,204
Selling expenses	247,991	227,535

	1,810,124	1,009,289

Income from operations	4,651,796	4,050,487
Interest income	14,141	4,667
Subsidy income	57,660	76,369
Other income	1,435	1,317
Finance costs - Note 3	(151,814)	(140,356)

Income before income taxes and minority interest	4,573,218	3,992,484
Income taxes - Note 4	(1,222,919)	(1,302,826)

Net income	$3,350,299	$2,689,658

Other comprehensive income
Foreign currency translation adjustments	747,343	529,165

Total comprehensive income	$4,097,642	$3,218,823

Earnings per share - Note 5
- Basic	$0.24	$0.19

- Diluted	$0.22	$0.19

Weighted average number of shares outstanding :
- Basic	14,193,831	14,141,667

- Diluted	15,220,563	14,141,667

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Consolidated Balance Sheets
(Stated in US dollars)

	As of December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$665,568	$333,081
Trade receivables	4,346,403	2,113,989
Deferred taxes - Note 4	31,643	22,580
Other receivables	51,841	2,742
Inventories - Note 6	431,569	667,732

Total current assets	5,527,024	3,140,124
Intangible assets - Note 7	159,159	104,096
Property, plant and equipment, net - Note 8	3,144,067	3,133,301
Land use rights - Note 9	7,841,214	7,349,936
Deferred taxes - Note 4	8,977	30,795
Deposit for acquisition of intangible assets	161,370	-

TOTAL ASSETS	$16,841,811	$13,758,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$715,363	$612,085
Other payables and accrued expenses - Note 10	1,262,011	499,812
Amount due to a related party - Note 11	11,443	43,392
Amount due to a stockholder - Note 11	3,362	27,420
Loan from a related party - Note 12	-	479,850
Short-term other loans - Note 13	-	1,343,580
Loan from government - Note 14	146,700	137,100
Income tax payable	301,197	414,572
Deferred revenue	63,081	72,663

Total current liabilities	2,503,157	3,630,474
Other payables - Note 10	-	884,295

TOTAL LIABILITIES	2,503,157	4,514,769

COMMITMENTS AND CONTINGENCIES - Note 18

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share,
Authorized: 10,000,000 shares in 2008 and 2007,
none issued and outstanding	-	-
Common stock : par value $0.001 per share - Note 15
Authorized : 250,000,000 shares in 2008 and 40,000,000
shares in 2007; issued and outstanding : 14,421,667
shares in 2008 and 14,141,667 shares in 2007	14,422	14,142
Additional paid-in capital	5,116,175	4,118,926
Statutory reserve - Note 16	848,550	481,912
Accumulated other comprehensive income	1,476,159	728,816
Retained earnings	6,883,348	3,899,687

TOTAL STOCKHOLDERS’ EQUITY	14,338,654	9,243,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,841,811	$13,758,252

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Year ended December 31,
	2008	2007
Cash flows from operating activities
Net income	$3,350,299	$2,689,658
Adjustments to reconcile net income to net
cash provided by operating activities :
Depreciation	206,592	187,719
Amortization for intangible assets	39,546	34,147
Amortization for land use rights	22,971	20,982
Deferred taxes	16,206	2,860
Share-based compensation	182,239	-
Changes in operating assets and liabilities :
Trade receivables	(2,047,083)	(400,077)
Inventories	278,001	(162,235)
Trade payables	46,491	268,325
Other payables and accrued expenses	(202,100)	191,410
Amount due to a related party	(34,380)	37,723
Income tax payable	(139,929)	(225,002)
Deferred revenue	(14,415)	19,751

Net cash flows provided by operating activities	1,704,438	2,665,261

Cash flows from investing activities
Payments to acquire intangible assets	(245,055)	-
Payments to acquire property, plant and equipment	(1,586)	(24,732)
Deposits paid for acquisition of land use rights	-	(2,402,978)

Net cash flows used in investing activities	(246,641)	(2,427,710)

Cash flows from financing activities
Issue of common stock	140,000	-
Issue of capital by Sanming Huajian	625,290	-
Proceeds of bank loans	288,300	-
Repayments of bank loans	(288,300)	(1,316,700)
New other loans	-	526,680
Repayments of other loans	(1,917,195)	-
Proceeds of loan from government	-	131,670
Repayments of loan from government	-	(59,252)
Advances from a related party	-	460,845
Advances from a stockholder	(25,481)	26,334

Net cash flows used in financing activities	(1,177,386)	(230,423)

Effect of foreign currency translation on cash and cash equivalents	52,076	21,434

Net increase in cash and cash equivalents	332,487	28,562
Cash and cash equivalents - beginning of year	333,081	304,519

Cash and cash equivalents - end of year	$665,568	$333,081

Supplemental disclosures for cash flow information:
Cash paid for interest	$151,382	$140,248
Cash paid for Income taxes	$1,346,641	$1,524,968

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Consolidated Statements of Stockholders’ Equity
(Stated in US dollars)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Statutory	comprehensive	Retained
	of shares	Amount	capital	reserve	income	earnings	Total

Balance, January 1, 2007	14,141,667	$14,142	$4,118,926	$203,902	$199,651	$1,488,039	$6,024,660
Net income	-	-	-	-	-	2,689,658	2,689,658
Foreign currency translation	-	-	-	-	529,165	-	529,165
Appropriation to statutory reserve	-	-	-	278,010	-	(278,010)	-

Balance, December 31, 2007	14,141,667	14,142	4,118,926	481,912	728,816	3,899,687	9,243,483
Issue of capital by Sanming Huajian	-	-	625,290	-	-	-	625,290
Recapitalization	90,000	90	49,910	-	-	-	50,000
Issue of common stock for cash
- Note 15	140,000	140	139,860	-	-	-	140,000
Issue of common stock for
services rendered - Note 15	50,000	50	12,450	-	-	-	12,500
Issue of warrants for services
rendered - Note 17	-	-	169,739	-	-	-	169,739
Net income	-	-	-	-	-	3,350,299	3,350,299
Foreign currency translation	-	-	-	-	747,343	-	747,343
Appropriation to statutory reserve	-	-	-	366,638	-	(366,638)	-

Balance, December 31, 2008	14,421,667	$14,422	$5,116,175	$848,550	$1,476,159	$6,883,348	$14,338,654

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

1.	General information

Green Planet Bioengineering Co., Ltd, (the “Company”), formerly known as Mondo Acquisition II, Inc, was incorporated in the State of Delaware on October 30, 2006.

On October 24, 2008, the Company entered into an agreement with the shareholders of Elevated Throne Overseas Ltd. (“Elevated Throne”) to acquire their issued and outstanding common stocks in Elevated Throne by issuing 14,141,667 shares of its common stock. The acquisition, which was consummated on the same day, constituted a reverse takeover transaction (“RTO”) and thereafter Elevated Throne became a wholly-owned subsidiary of the Company.  On the same day, the Company redeemed 910,000 shares of its common stock for the purpose of the RTO and the issued and outstanding shares of the Company’s common stock decreased from 1,000,000 to 90,000 with par value remaining unchanged at $0.001 each.

Elevated Throne was incorporated in the British Virgin Islands on May 8, 2008 as a limited liability company with registered share capital of $50,000, divided into 50,000 common shares of $1 par value each.  Elevated Throne formed Fujian Green Planet Bioengineering Co., Ltd (“Fujian Green Planet”) as a wholly foreign-owned enterprise under the laws of the People’s Republic of China (the “PRC”) on July 25, 2008.

PRC law places certain restrictions on roundtrip investments through the acquisition of a PRC entity by PRC residents. To comply with these restrictions, in conjunction with the RTO, the Company, via Fujian Green Planet, entered into and consummated certain contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd (“Sanming Huajian”) and their respective stockholders pursuant to which the Company provides Sanming Huajian with technology consulting and management services and appoints its senior executives and approves all matters requiring shareholders’ approval.  As a result of these contractual arrangements, which obligates Fujian Green Planet to absorb a majority of the risk of loss from the activities of Sanming Huajian and enables Fujian Green Planet to receive a majority of its expected residual returns, the Company accounts for Sanming Huajian as a variable interest entity (“VIE”) under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (the “VIE Arrangement”).

Sanming Huajian was organized under the laws of the PRC on April 16, 2004 under the name of Sanming Zhonjian Biological Technology Industry Co., Ltd as a domestic corporation. It is classified as a non-joint capital stock corporation and therefore the capital stock, consistent with most of the PRC corporations, are not divided into a specific number of shares having a stated nominal amount. On January 29, 2008, the paid-up capital of Sanming Huajian increased from $4,133,068 to $4,758,358 as a result of the capital injection from stockholders. Sanming Huajian is owned by Mr. Zhao Min, Ms. Zheng Minyan and Jiangle Jianlong Mineral Industry Co., Ltd with equity interest of 35%, 36% and 29% respectively. Mr. Zhao and Ms. Zheng collectively own more than 90% of the Company’s issued and outstanding common stock after the RTO.

The reverse takeover accounting was used to account for the RTO and the VIE Arrangement as Sanming Huajian was under common control of Mr. Zhao and Ms. Zheng before and after the VIE Arrangement. These financial statements, issued under the name of the Company, represent the continuation of the financial statements of Sanming Huajian. Accordingly, the comparative information of the consolidated balance sheets, statements of income and comprehensive income, cash flows and stockholders’ equity for the year ended December 31, 2007 represented those of Sanming Huajian.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

1.	General information (Cont’d)

Following the RTO and the VIE Arrangement, the Company is primarily engaged in the manufacture, marketing and sale of extracts from tobacco leaves residues. The Company's products include Solanesol, Nicotine Sulphate, organic pesticides, organic fertilizers, CoQ10 (raw format) and a patented organic health supplement called “Paiqianshu”, Paiqianshu comes in both liquid and pill forms and it’s made from natural green barley shoot extraction. The Company operates manufacturing and distribution primarily in the PRC.

2.	Summary of significant accounting policies

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company, its subsidiaries and its 100% VIE Sanming Huajian. All significant intercompany accounts and transactions have been eliminated.

Certain prior year balances in the consolidated statements of income and comprehensive income have been reclassified to conform to current year presentation. For the year ended December 31, 2007, we reclassified $200,204 from administrative expenses to research and development expenses. These reclassifications have no effect on net income as previously presented.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These estimates and assumptions include, but are not limited to, the valuation of trade receivables, inventories, deferred taxes and warrants granted, and the estimation on useful lives and realizability of intangible assets and property, plant and equipment.  Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of December 31, 2008 and 2007, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, in order to reduce its credit risk, the Company has adopted credit policies, which include the analysis of the financial position of its customers and a regular review of their credit limits.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

2.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

During the reporting periods, customers represented 10% or more of the Company’s sales revenue are as follows:-

	Year ended December 31,
	2008	2007

Customer A	$1,639,419	$1,643,646
Customer B	1,620,752	1,525,938
Customer C	1,599,553	843,697
Customer D	1,593,839	1,400,947
Customer E	1,260,189	-
Customer F	1,110,197	1,257,620
Customer G	1,030,774	1,387,256

	$9,854,723	$8,059,104

Details of customers for 10% or more of the Company's trade receivables are:-

	As of December 31,
	2008	2007

Customer A	$531,047	$403,473
Customer B	700,614	237,253
Customer C	614,022	232,038
Customer D	569,392	304,400
Customer E	547,006	-
Customer F	730,430	494,847
Customer G	653,892	441,978

	$4,346,403	$2,113,989

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  As of December 31, 2008 and 2007, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

2.	Summary of significant accounting policies (Cont’d)

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade and other receivables.  A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, the management establishes the following rates of general provision provided on gross amount of trade and other receivables :-

Rate

Aged within 1/2 year	0%
Aged over 1/2 year but within 1 year	5%
Aged over 1 year but within 3 years	20%
More than 3 years	100%

Additional specific provision is made against trade and other receivables aged less than 1 year to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

No allowance for doubtful debts was provided for during the years ended December 31, 2008 and 2007.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted-average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase with its projected demand requirements; decrease due to market conditions, product life cycle changes. During the reporting periods, all of the Company’s products are saleable with high profit margins, the Company did not make any allowance for slow-moving or defective inventories.

No allowance of obsolete inventories was provided for during the years ended December 31, 2008 and 2007.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

2.	Summary of significant accounting policies (Cont’d)

Intangible assets

Intangible assets are stated at cost less accumulated amortization.  Amortization is provided on a straight-line basis over their estimated useful lives. The principal amortization periods are as follows:-

Amortization period

Technologies	5 to 10 years
Software	5 years

The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate. Intangible assets with finite useful lives are tested for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. The Company evaluates its intangible assets for impairment by comparing the future undiscounted cash flows of the underlying assets to their respective carrying amounts.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciable periods are as follows :-

Depreciable period

Buildings	20 years
Plant and machinery	10 years
Office equipment	5 years
Motor vehicles	5 years

Construction in progress represents buildings and machinery under construction, which is stated at cost less any impairment losses, and is not depreciated.  Cost comprises the direct costs of construction.  Construction in progress is reclassified to the appropriate category of property, plant and equipment when completed and ready for use.

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the terms of the lease of 50 years obtained from the relevant PRC land authority.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

2.	Summary of significant accounting policies (Cont’d)

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.  During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Revenue recognition

The Company generates revenue from sales of extracts from tobacco leaves residues. Revenue is recognized when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Deferred revenue

Deferred revenue represents subsidy income received from the government.  It mainly consisted of receipt of granted funds to subsidize the Company’s research and development activities and recognized as income when the relevant criteria are met.

Cost of sales

Cost of sales consists primarily of materials costs, freight charges, purchasing and receiving costs, inspection costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products.

Selling expenses

Selling expenses mainly consist of advertising, commission, entertainment, salaries, and traveling expense which are incurred during the selling activities.

Advertising and research and development expenses

Advertising and research and development expenses are charged to expense as incurred.

Advertising expenses amounting to $nil and $527 for the years ended December 31, 2008 and 2007 respectively are included in selling expenses.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

2.	Summary of significant accounting policies (Cont’d)

Stock-based compensation

The Company follows the provisions of SFAS No. 123R, “Share-Based Payment”, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. SFAS 123R also requires measurement of cost of a liability-classified award based on its current fair value.

The fair value of warrants granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the warrants and the estimated fair value of the Company’s common stock and the expected volatility, are required to determine the fair value of the warrants. If different assumptions had been used, the fair value of the warrants would have been different from the amount the Company computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the year ended December 31, 2008, dilutive potential shares included warrants issued to consultants.  There were no dilutive potential shares during the year ended December 31, 2007.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

2.	Summary of significant accounting policies (Cont’d)

Comprehensive income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is Renminbi (“RMB”) and RMB is not freely convertible into foreign currencies.  The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transactions.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income/loss for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in accumulated other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect as of December 31, 2008 and 2007 were RMB 1 for $0.1467 and $0.1371 respectively.  There was no significant fluctuation in exchange rate for the conversion of RMB to United States dollars after the balance sheet date.

Fair value of financial instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements.  Subsequently, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not impact the Company’s financial position, results of operations or cash flows.

The Company considers the carrying values reported in the consolidated balance sheet for current assets and current liabilities qualifying as financial instruments approximate their fair values due to the short-term maturity of such instruments.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

2.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for the Company’s fiscal year beginning January 1, 2008.  The Company did not elect the fair value option described in SFAS 159 for financial instruments and certain other items.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment to FASB Statement 133”.  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The management is in the process of evaluating the impact that SFAS 161 will have on the Company’s financial statements upon adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 is effective on November 15, 2008.  The adoption of the statement did not result in a change in the Company’s current practices.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

3.	Finance costs	Year ended December 31,
		2008	2007

	Bank loan interest	$7,592	$8,907
	Other loan interest	143,790	131,341
	Bank charges	432	108

		$151,814	$140,356

During the years ended December 31, 2008 and 2007, loan interest expenses paid to a related company were $37,840 and $34,563 respectively.

4.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

BVI

Elevated Throne was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC

The PRC’s legislative body, the National People’s Congress, adopted the unified Corporate Income Tax Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rates is set at 25% for both domestic enterprises and foreign-invested enterprises.

Accordingly, Fujian Green Planet and Sanming Huajian, both of which are established in the PRC, are subject to PRC enterprise income tax (“EIT”) at the rate of 25% on their assessable profits in year 2008.

In 2007, Sanming Huajian was subject to PRC EIT at the rate of 33%.

The components of the provision for income taxes are:-

	Year ended December 31,
	2008	2007

Current taxes - PRC	$1,206,713	$1,299,966
Deferred taxes	16,206	2,860

	$1,222,919	$1,302,826

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

4.	Income taxes (Cont’d)

The effective income tax expense differs from the PRC statutory income tax rate of 25% (2007: 33%) in the PRC as follows :-

	Year ended December 31,
	2008	2007

Income before income taxes	$4,573,218	$3,992,484

Provision for income taxes at PRC EIT rate of 25%
(2007: 33%)	$1,143,305	$1,317,520
Items not deductible for tax purpose	79,614	-
Items not taxable for tax purpose	-	(6,081)
Tax rate change	-	(8,613)

Income tax expense	$1,222,919	$1,302,826

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes was necessary as of December 31, 2008.

Deferred tax assets as of December 31, 2008 and 2007 composed of the following :-

	As of December 31,
The PRC	2008	2007
Current deferred tax assets :
Decelerated amortization of land use rights	$2,608	$1,494
Decelerated amortization of intangible assets	2,200	4,776
Provision of expenses	26,835	16,310

	$31,643	$22,580)

Non-current deferred tax assets :
Accelerated amortization of intangible assets	$(4,951)	$8,591
Provision of expenses	13,928	22,204

	$8,977	$30,795

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

5.	Earnings per share

The basic earnings per share is calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

The diluted earnings per share for the year ended December 31, 2008 is based on the net income of the year and the weighted average number of shares of 15,220,563 outstanding during the year after adjusting for the number of 1,026,732 dilutive potential ordinary shares.  The number of 5,578,333 share warrants granted to several consultants are included in the calculation.

There was no dilutive instrument outstanding during the year ended December 31, 2007. According the basic and diluted earnings per share are the same.

6.	Inventories	As of December 31,
		2008	2007

	Raw materials	$101,280	$333,945
	Work-in-progress	294,798	301,417
	Finished goods	35,491	32,370

		$431,569	$667,732

7.	Intangible assets	As of December 31,
		2008	2007

	Technologies - Note 7(a)	$286,065	$185,085
	Software	3,183	2,975

		289,248	188,060
	Accumulated amortization	(130,089)	(83,964)

	Net	$159,159	$104,096

Notes :-

(a)
The technologies were purchased from third parties for producing products, Solanesol and Organic Green Barley Supplements (Paiqianshu). The application of related patent is in process and has been initially accepted by the relevant government department.

(b)	During the years ended December 31, 2008 and 2007, amortization charge amounted to $39,546 and $34,147 respectively.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

7.	Intangible assets (Cont’d)

	(c)	The estimated aggregate amortization charge of intangible assets for the five succeeding years is as follows :-

Year

2009	$46,847
2010	32,177
2011	11,003
2012	11,003
2013	11,003

$112,033

8.	Property, plant and equipment	As of December 31,
		2008	2007

	Buildings - Note 8(a)	$1,928,892	$1,802,666
	Plant and machinery	860,407	804,102
	Office equipment	97,514	91,132
	Motor vehicles	92,851	86,776

		2,979,664	2,784,676
	Accumulated depreciation	(546,505)	(314,254)

		2,433,159	2,470,422
	Construction in progress - Note 8(b)	710,908	662,879

	Net	$3,144,067	$3,133,301

Notes:-

(a)
Property certificates of buildings with carrying amount of $1,697,425 as of December 31, 2008 are yet to be obtained. The application of legal title is in process and the management expects there will be no legal hindrance in obtaining the legal title and no extra cost will be incurred.

(b)	Construction in progress mainly comprises capital expenditures for construction of the Company’s new office and machinery.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

8.	Property, plant and equipment (Cont’d)

Notes :-

(c) During the reporting periods, depreciation is included in:-

	Year ended December 31,
	2008	2007

Cost of sales	$116,137	$106,052
Administrative expenses	90,455	81,667

	$206,592	$187,719

9.	Land use rights	As of December 31,
		2008	2007

	Land use rights	$7,901,606	$7,384,528
	Accumulated amortization	(60,392)	(34,592)

		$7,841,214	$7,349,936

The carrying amount of land use rights as of December 31, 2008 comprised three land use rights, which were acquired for building factories and offices, with carrying amounts of $966,502, $97,172 and $6,777,540 respectively. The legal title of the second and third land use rights with carrying amount of $6,874,712 has not yet been transferred to the Company.  The application of legal title is in process and the management expects there will be no legal hindrance in obtaining the legal titles and no extra cost will be incurred.

The land use right with carrying amount of $6,777,540 has not been used and developed. Accordingly, no amortization was provided for the reporting periods.

During the years ended December 31, 2008 and 2007, amortization charge amounted to $22,971 and $20,982 respectively and was included in administrative expenses.

The estimated amortization charge of land use rights for the five succeeding years is as follows :-

Year

2009	$81,905
2010	163,845
2011	163,845
2012	163,845
2013	163,845

$737,285

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

10.	Other payables and accrued expenses	As of December 31,
		2008	2007

	Rental payable	$1,834	$1,542
	Salaries payable	59,497	60,219
	Other accrued expenses	61,707	201,394
	Value-added tax payable	134,078	178,956
	Land use rights payable - Note 10(a)	1,004,895	939,135
	Other payables	-	2,861

	Total	$1,262,011	$1,384,107

	Current portion	$1,262,011	$499,812
	Non current portion : Land use rights payable - Note 10(a)	-	884,295

		$1,262,011	$1,384,107

Note :-

(a) The payable is interest-free and repayable by instalments with last payment due on December 31, 2009.

11.	Amounts due to a related party and a stockholder

The amounts are interest-free, unsecured and repayable on demand.

12.	Loan from a related party

The loan from a related company was interest-bearing at 7.5% per annum and unsecured. The Company fully repaid the loan during the fiscal year 2008.

13.	Short-term other loans

These other loans were borrowed from third parties and unsecured, and bore interest at fixed rate of 7.5% per annum. The Company fully repaid the loans during the fiscal year 2008.

14.	Loan from government

The government loan is designated for a research project, and is interest-free, unsecured and repayable within one year.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

15.	Common stock

On October 20, 2008, the Company issued 140,000 shares of its common stock to an unrelated investor at $1 per share for an aggregate cash inflow of $140,000.

On October 31, 2008, the Company issued 50,000 shares of its common stock to two consultants in return for services rendered. The valuation of common stock issued for services was based upon value of the services rendered of $12,500.

16.	Statutory reserve

The Company’s statutory reserve comprise statutory reserve fund of Sanming Huajian.

In accordance with the relevant laws and regulations of the PRC, Sanming Huajian and Fujian Green Planet are required to set aside at least 10% of their after-tax net profit each year, if any, to fund the statutory reserve until the balance of the reserve reaches 50% of their respective registered capital.  The statutory reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

17.	Stock-based compensation

During the year ended December 31, 2008, the Company recognized total stock-based compensation of $182,239 in connection with common stocks issued (Note 15) and warrants granted to several consultants to reward for services.

The Company granted certain consultants warrants to purchase in aggregate 5,578,333 shares of its common stock during the fiscal year 2008. The exercise price of 4,718,333 warrants granted in October 2008 is $0.001 while the remaining 860,000 warrants granted in December 2008 is $0.01. All warrants expire in 5 years from the respective dates of grant.

The aggregate fair value of the warrants granted was $169,739 at the dates of grant, which was determined using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 3.61% to 4.56%, volatility of 60% and expected life of 5 years. The Company recognized a charge of $169,739 in the consolidated statement of income and comprehensive income during the year in relation to these warrants.

The warrants were not exercised after the respective dates of grant and remained outstanding as of December 31, 2008.

There were no estimated forfeitures as the warrants were fully vested on the time of grant.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

18.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Fujian Province to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income.

The Company contributed $45,323 and $41,144 for the years ended December 31, 2008 and 2007 respectively.

19.	Commitments and contingencies

(a) Capital commitments

As of December 31, 2008, the Company had capital commitments contracted but not provided for in the consolidated financial statements in respect of the followings:-

	As of December 31,
	2008	2007

Acquisition of plant and machinery	$53,545	$50,042
Acquisition of intangible assets	161,370	-

	$214,915	$50,042

(b)	Operating lease arrangements

As of December 31, 2008, the Company had two non-cancelable operating leases for its office premises. The leases will expire in 2010 and the expected payments are as follows:-

Year	As of December 31,
	2008	2007

2008	$-	$10,865
2009	12,506	11,688
2010	10,306	9,631

	$22,812	$32,184

The rental expense relating to the operating leases was $11,424 and $4,641 for the years ended December 31, 2008 and 2007 respectively.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

20.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company is solely engaged in the manufacture, marketing, sale and distribution of extracts from tobacco leaves residues.  Since the nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, management considers they are as a single reportable segment under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

21.	Related party transactions

Apart from the transactions as disclosed in notes 3, 11 and 12 to the consolidated financial statements, during the years ended December 31, 2008 and 2007, the Company entered into the following transaction with a related company, in which a stockholder, who is also the director of the Company, has a beneficial interest :-

	Year ended December 31,
	2008	2007

Rental expenses	$3,460	$3,160