Form 10-Q
period 2009-03-31
Green Planet Bio Engineering Co. Ltd.
filed 2009-05-15
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended March 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d0 of the act.  Yes   ☐   No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: ☒	No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12-b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-accelerated Filer   ☐       Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes: ☐	No: ☒

The number of shares of common stock outstanding as of May 15, 2009 was 15,589,367.

TABLE OF CONTENTS

		Page
		Number
PART I	FINANCIAL INFORMATION

Item 1

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2009 (Unaudited)	F-1

	Condensed Consolidated Balance Sheet as of March 31, 2009 (Unaudited)	F-2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 (Unaudited)	F-3

	Notes to Condensed Consolidated Financial Statements	F-4-F-15

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4	Controls and Procedures	11

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 2	Market for Common Equity and Related Stockholder Matters	13

Item 3	Defaults upon Senior Securities	13

Item 4	Submission of Matters to a Vote of Security Holders	13

Item 5	Other Information	13

Item 6	Exhibits	13

SIGNATURES		14

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “could,” “plans,” “estimates,” and similar language or negative of such terms.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals.  Actual events or results may differ materially.  We undertake no obligation to publicly release any revisions to the   forward-looking statements or reflect events or circumstances taking place after the date of this document.

Part I	FINANCIAL INFORMATION

Green Planet Bioengineering Co., Ltd.

 Condensed Consolidated Financial Statements
For the three months ended
March 31, 2009 and 2008

(Stated in US dollars)

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	F-1

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Cash Flows	F-3

Notes to Condensed Consolidated Financial Statements	F-4 - F-15

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Sales revenue	$2,297,621	$2,192,799
Cost of sales	(852,686)	(850,797)

Gross profit	1,444,935	1,342,002

Operating expenses
Administrative expenses	212,215	127,889
Research and development expenses	36,466	26,855
Selling expenses	56,031	56,347

	304,713	211,091

Income from operations	1,140,223	1,130,911
Interest income	249	1,879
Subsidy income	-	41,940
Finance costs - Note 3	(88)	(38,208)

Income before income taxes	1,140,384	1,136,522
Income taxes - Note 4	(297,659)	(274,319)

Net income	$842,725	$862,203

Other comprehensive (loss) income
Foreign currency translation adjustments	(19,500)	420,644

Total comprehensive income	$823,225	$1,282,847

Earnings per share - Note 5
- Basic	$0.05	$0.06

- Diluted	$0.04	$0.06

Weighted average number of shares outstanding :
- Basic	15,407,725	14,141,667

- Diluted	19,951,204	14,141,667

See Notes to Condensed Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)
(Stated in US Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$960,806	$665,568
Trade receivables	4,881,909	4,346,403
Deferred taxes	32,534	31,643
Other receivables	117,764	51,841
Inventories - Note 6	384,068	431,569

Total current assets	6,377,081	5,527,024
Intangible assets - Note 7	307,212	159,159
Property, plant and equipment, net - Note 8	3,087,291	3,144,067
Land use rights - Note 9	7,824,688	7,841,214
Deferred taxes	10,835	8,977
Deposit for acquisition of intangible assets	-	161,370

TOTAL ASSETS	$17,607,107	$16,841,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$634,548	$715,363
Other payables and accrued expenses - Note 10	1,369,266	1,262,011
Amount due to a related party - Note 11	12,306	11,443
Amount due to a stockholder - Note 11	3,361	3,362
Loan from government - Note 12	-	146,700
Income tax payable	348,859	301,197
Deferred revenue	62,995	63,081

Total current liabilities	2,431,335	2,503,157

TOTAL LIABILITIES	2,431,335	2,503,157

COMMITMENTS AND CONTINGENCIES - Note 17

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share,
10,000,000 shares authorized; none issued and outstanding
Common stock : par value $0.001 per share - Note 13
250,000,000 shares authorized; 15,589,367 and 14,421,667
issued and outstanding as of March 31, 2009 and
December 31, 2008 respectively	15,589	14,422
Additional paid-in capital	5,128,901	5,116,175
Statutory reserve - Note 14	848,550	848,550
Accumulated other comprehensive income	1,456,659	1,476,159
Retained earnings	7,726,073	6,883,348

TOTAL STOCKHOLDERS’ EQUITY	15,175,772	14,338,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,607,107	$16,841,811

See Notes to Condensed Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$842,725	$862,203
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	52,491	50,089
Amortization for intangible assets	12,880	8,912
Amortization for land use rights	5,836	5,569
Deferred taxes	(2,805)	16,093
Stock-based compensation	13,130	-
Changes in operating assets and liabilities:
Trade receivables	(607,357)	(178,589)
Inventories	46,913	177,475
Trade payables	(79,857)	(174,615)
Other payables and accrued expenses	108,974	(130,819)
Amount due to a related party	879	10,013
Income tax payable	48,072	(93,483)
Deferred revenue	-	(27,960)

Net cash flows provided by operating activities	441,881	524,888

Cash flows from financing activities
Issue of common stock	764	-
Issue of capital by Sanming Huajian	-	625,290
Proceeds of bank loans	-	279,600
Repayments of loan from government	(146,500)	-

Net cash flows (used in) provided by financing activities	(145,736)	904,890

Effect of foreign currency translation on cash and cash equivalents	(907)	19,863

Net increase in cash and cash equivalents	295,238	1,449,641
Cash and cash equivalents - beginning of period	665,568	333,081

Cash and cash equivalents - end of period	$960,806	$1,782,722

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$3,317
Cash paid for Income taxes	$252,392	$351,710

See Notes to Condensed Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Elevated Throne was incorporated in the British Virgin Islands on May 8, 2008 as a limited liability company with registered share capital of $50,000, divided into 50,000 common shares of $1 par value each.  Elevated Throne formed Fujian Green Planet Bioengineering Co., Ltd. (“Fujian Green Planet”) as a wholly foreign-owned enterprise under the laws of the People’s Republic of China (the “PRC”) on July 25, 2008.  Fujian Green Planet has a registered capital of $2,000,000. Pursuant to Fujian Green Planet’s articles of association, Elevated Throne is required to contribute $300,000 to Fujian Green Planet as capital (representing 15% of Fujian Green Planet’s registered capital) before October 17, 2008. Elevated Throne has applied for an extension of the contribution period to December 31, 2009 with the relevant government bureau. The remaining 85% of Fuijian Green Planet’s registered capital is required to contribute before July 17, 2010.

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

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

2.	Summary of significant accounting policies

Principles of consolidation and basis of presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and its 100% VIE Sanming Huajian.  All significant intercompany accounts and transactions have been eliminated.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, and necessary for a fair statement of the results for the three-month periods have been made.  Results for the three-month periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s Form 10K for the year ended December 31, 2008 which was filed with the Securities and Exchange Commission on May 7, 2009.

Use of estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These estimates and assumptions include, but are not limited to, the valuation of trade receivables, inventories, deferred taxes and stock-based compensation, and the estimation on useful lives and realizability of intangible assets and property, plant and equipment.  Actual results could differ from those estimates.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

During the reporting periods, customers represented 10% or more of the Company’s sales revenue are as follows:

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Customer A	$147,890	$401,608
Customer B	153,075	307,587
Customer C	346,136	339,151
Customer D	332,462	334,110
Customer E	306,355	418,583
Customer F	181,621	258,609
Customer G	287,393	133,151
Customer H	253,649	-

	$2,008,581	$2,192,799

Details of customers which represented 10% or more of the Company's trade receivables are:

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Customer A	$374,854	$531,047
Customer B	622,258	730,430
Customer C	713,341	700,614
Customer D	642,661	569,392
Customer E	727,537	614,022
Customer F	578,905	653,892
Customer G	587,408	547,006

	$4,246,964	$4,346,403

Recently issued accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment to FASB Statement 133”.  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of the statement did not have a material impact on the Company’s results of operations, cash flows or financial condition.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for the fiscal year beginning after December 15, 2008.  The adoption of the statement did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”.  SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141 is effective for the fiscal year beginning after December 15, 2008.  The adoption of the statement did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures in relation to plan assets of defined benefit pension or other postretirement plans.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with early application permitted.  The Company does not anticipate the adoption of this FSP will have a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company is currently evaluating the impact that the adoption of FSP FAS 115-2 and FAS 124-2 will have on its results of operations, cash flows or financial condition.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance for determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company does not anticipate the adoption of this FSP will have a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The Company does not anticipate the adoption of this FSP will have a material impact on its results of operations, cash flows or financial condition.

3.	Finance costs	Three months ended March 31,
		2009	2008
		(Unaudited)	(Unaudited)

	Bank loans interest	$-	$3,317
	Other loans interest	-	34,862
	Bank charges	88	29

		$88	$38,208

During the periods ended March 31, 2009 and 2008, loans interest expenses payable to a related company were $Nil and $9,174 respectively.

4.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of March 31, 2009 as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

BVI

Elevated Throne was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Income taxes (Cont’d)

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

Accordingly, Fujian Green Planet and Sanming Huajian, both of which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the three months ended March 31, 2009 and 2008.

5.	Earnings per share

The basic and diluted earnings per share is calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

The diluted earnings per share for the three months ended March 31, 2009 is based on the net income of the period and the weighted average number of shares of 19,951,204 outstanding during the period after adjusting for the number of 4,543,479 dilutive potential ordinary shares.  The number of 5,578,333 shares of warrants granted to several consultants are included in the calculation.

There was no dilutive instrument outstanding during the three months ended or as of March 31, 2008. Accordingly, the basic and diluted earnings per share are the same.

6.	Inventories	March 31,	December 31,
		2009	2008
		(Unaudited)	(Audited)

	Raw materials	$142,324	$101,280
	Work-in-progress	233,896	294,798
	Finished goods	7,848	35,491

		$384,068	$431,569

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

7.	Intangible assets	March 31,	December 31,
		2009	2008
		(Unaudited)	(Audited)

	Technologies - Note (a)	$446,825	$286,065
	Software	3,179	3,183

		450,004	289,248
	Accumulated amortization	(142,792)	(130,089)

	Net	$307,212	$159,159

Notes:

(a)
The technologies were purchased from third parties for producing products - Solanesol, Organic Green Barley Supplements (Paiqianshu) and Q10 Health Supplements. The application for related patent is in process and has been initially accepted by the relevant government department.

(b)
During the periods ended March 31, 2009 and 2008, amortization charge was $12,880 and $8,912 respectively.  The estimated aggregate amortization expenses for intangible assets for the five succeeding years is as follows:

Year ending December 31,
2009	$47,333
2010	48,248
2011	27,103
2012	27,103
2013	27,103

$176,890

8.	Property, plant and equipment	March 31,	December 31,
		2009	2008
		(Unaudited )	(Audited )
	Cost:
	Buildings - Note (a)	$1,926,263	$1,928,892
	Plant and machinery	859,233	860,407
	Office equipment	97,381	97,514
	Motor vehicles	92,725	92,851

		2,975,602	2,979,664
	Accumulated depreciation	(598,250)	(546,505)

		2,377,352	2,433,159
	Construction in progress - Note (b)	709,939	710,908

	Net	$3,087,291	$3,144,067

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

8.	Property, plant and equipment (Cont’d)

Notes:

(a)
Property certificates of buildings with carrying amount of $1,671,996 as of March 31, 2009 are yet to be obtained.  The application of legal title is in process and the management expects there will be no legal hindrance in obtaining the legal title and no extra cost will be incurred.

	(b)	Construction in progress mainly comprises capital expenditure for construction of the Company’s new office and machinery.

	(c)	During the reporting periods, depreciation is included in:

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Cost of sales	$29,508	$28,158
Administrative expenses	22,983	21,931

	$52,491	$50,089

9.	Land use rights	March 31,	December 31,
		2009	2008
		(Unaudited)	(Audited)

	Land use rights	$7,890,834	$7,901,606
	Accumulated amortization	(66,146)	(60,392	) )

		$7,824,688	$7,841,214

The carrying amount of land use rights as of March 31, 2009 comprises three land use rights, which were required for building factories and offices, with carrying amounts of $959,881, $96,507 and $6,768,300 respectively.  The legal title of the second and third land use rights with carrying amount of $6,864,807 has not yet been transferred to the Company.  The application of legal title is in the process and the management expects there will be no legal hindrance in obtaining the legal titles and no extra costs will be incurred.

The land use right with carrying amount of $6,768,300 has not been used and developed. Accordingly, no amortization was provided for the reporting periods.

During the periods ended March 31, 2009 and 2008, amortization charge was $5,836 and $5,569 respectively and was included in administrative expenses.  The estimated amortization charge of land use rights for the five succeeding years is as follows:

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9.	Land use rights (Cont’d)

Year ending December 31,
2009	$75,957
2010	163,621
2011	163,621
2012	163,621
2013	163,621

$730,441

10.	Other payables and accrued expenses	March 31,	December 31,
		2009	2008
		(Unaudited)	(Audited)

	Rental payable	$4,029	$1,834
	Salaries payable	64,937	59,497
	Other accrued expenses	62,997	61,707
	Value-added tax payable	160,419	134,078
	Land use rights payable - Note (a)	945,034	1,004,895
	Receipts in advance	131,850	-

		$1,369,266	$1,262,011

Note:

(a) The payable is interest-free and repayable by instalments with last payment due on December 31, 2009.

11.	Amounts due to a related party and a stockholder

The amounts are interest-free, unsecured and repayable on demand.

12.	Loan from government

The government loan was designated for a research project. It was interest-free, unsecured and had been fully repaid during the current reporting period.

13.	Common stock

On January 15, 2009, the Company issued 404,000 shares of its common stock to several management personnel of the Company in return for their services rendered (Note 15).  On the same day, the Company issued 763,700 shares of its common stock pursuant to the exercise of 763,700 warrants with an exercise price of $0.001 per share previously granted to certain consultants (Note 15).  The Company received proceeds of $764.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

14.	Statutory reserve

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

15.	Stock-based compensation

During the three months ended March 31, 2009, the Company recognized total non-cash stock-based compensation of $13,130 in connection with 404,000 shares of common stocks issued to several management personnel of the Company in return for their services rendered (Note 13).  $12,318, $487 and $325 of the stock-based compensation were charged to the statements of income and comprehensive income as administrative expenses, research and development expenses and selling expenses respectively.

The Company granted certain consultants warrants to purchase in aggregate 5,578,333 shares of its common stock in year 2008.  The exercise price of 4,718,333 warrants granted in October 2008 is $0.001 while the remaining 860,000 warrants granted in December 2008 is $0.01. All warrants were fully vested on the date of grant and will expire in 5 years from the respective date of grant.

The aggregate fair value of the warrants granted was $169,739 at the dates of grant, which was determined using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 3.61% to 4.56%, volatility of 60%, nil expected dividends and expected life of 5 years.  The Company recognized the total charge of $169,739 in the statement of income and comprehensive income during the year ended December 31, 2008.

The warrants activity during the three months ended March 31, 2009 is as follows:

		Number of warrants
		Outstanding			Outstanding
		as of		Granted/	as of
	Exercise	January		forfeited/	March
Month of grant	price	1, 2009	Exercised	cancelled	31, 2009

October 2008	$0.001	4,718,333	(763,700)	-	3,954,633
December 2008	$0.01	860,000	-	-	860,000

		5,578,333	(763,700)	-	4,814,633

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

16.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Fujian Province to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the statements of income and comprehensive income.

The Company contributed $11,547 and $10,898 for the three months ended March 31, 2009 and 2008 respectively.

17.	Commitments and contingencies

(a) Capital commitments

As of March 31, 2009, the Company had capital commitments contracted but not provided for in the condensed consolidated financial statements in respect of the followings:

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Acquisition of plant and machinery	$210,405	$53,545
Acquisition of intangible assets	161,150	161,370

	$371,555	$214,915

(b)	Operating lease arrangements

As of March 31, 2009, the Company had two non-cancelable operating leases for its office premises.  The leases will expire in 2010 and the expected payments as of March 31, 2009 were $19,705, which will fall due as follows: $9,413 in year 2009 and $10,292 in year 2010.

The rental expenses relating to the operating leases were $3,077 and $2,726 for the three months ended March 31, 2009 and 2008 respectively.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

18.	Segment information

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

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

19.	Related party transactions

Apart from the transactions as disclosed in notes 3 and 11 to the condensed consolidated financial statements, during the periods ended March 31, 2009 and 2008, the Company paid rental expenses of $879 and $839 respectively to a related company in which a stockholder, who is also the director of the Company, has a beneficial interest.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Green Planet Bioengineering Co., Limited (“Green Planet”) (formally Mondo Acquisition II, Inc.) was incorporated in the State of Delaware on October 30, 2006. Since inception, we have been engaged in organizational efforts to obtain initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on May 2, 2007, and since its effectiveness, we have focused our efforts to identify a possible business combination. On October 2, 2008, we changed our name to Green Planet.

On October 24, 2008 (“Closing Date”), we executed and consummated a Share Exchange Agreement by and among (i) Elevated Throne Overseas Ltd., a British Virgin Islands limited liability company which is the parent company of FuJian Green Planet Bioengineering Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC”); (ii) the stockholders of 100% of Elevated Throne Overseas Ltd.’s common stock (the “Elevated Throne Overseas Ltd.’s Shareholders”); and (iii) our then-controlling stockholder, Cris Neely (who owned 93.5%). Prior to the Share Exchange Agreement, Mr. Min Zhao and Ms. Min Yan Zheng were the controlling persons of Elevated Throne Overseas Ltd. (100%).  At closing, we acquired control of Elevated Throne Overseas Ltd., by issuing to the Elevated Throne Overseas Ltd.’s Shareholders (Mr. Zhao and Ms. Zheng) 14,141,667 shares of our Common Stock in exchange for all of the outstanding capital stock of Elevated Throne Overseas Ltd. (the “Transaction”). Immediately after the Closing Date of this transaction, we had a total of 15,141,667 shares of common stock outstanding, with the Elevated Throne Overseas Ltd.’s Shareholders owning approximately 93.40% of our outstanding common stock, and the balance held by those who held the common stock prior to the Closing Date. Upon closing of the Transaction, Mr. Min Zhao and Ms. Min Yan Zheng became our controlling shareholders and we no longer were a “blank check” company.

Elevated Throne Overseas Ltd. owns 100% of FuJian Green Planet Bioengineering Co., Ltd., which is a WFOE under the laws of the PRC. WFOE has entered into a series of contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd., a limited liability company headquartered in, and organized under the laws of, the PRC. The PRC restructuring transaction closed as of October 24, 2008. However, Fujian Green Planet Bioengineering Co., Ltd. is required under the agreements to complete additional post-closing steps required in order to maintain its good standing under PRC law. These steps include Fujian Green Planet Bioengineering Co., Ltd. making required regulatory filings and giving proof to regulatory authorities that it has received the required portion of its registered capital as of the deadline required under PRC law. To date no License Payment has been made and the Company has been working with the regulatory authorities in order to extend the payment timeline and satisfy the requirements. The Company has applied for an extension of the contribution period to December 31, 2009 with the relevant government bureau.

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

Business Overview

Green Planet headquartered in Aventura, FL with its main operations located in Sanming and Fuzhou, China, is a high-tech bioengineering enterprise that engages in research, development, production and sale of various organic health and agricultural products originating from residues of tobacco leaves. The Company's primary products are Coenzyme Q10 (“CoQ10”), a health supplement that supports the cardiovascular system and a patented organic health supplement called “Paiqianshu”. Paiqianshu comes in both liquid and tablet forms and it’s made from natural green barley shoot extraction. The Company operates R&D, manufacturing, and distribution of its products primarily in the PRC.

Results of Operations and Financial Condition

In this Section, the Company will discuss the following:  (i) results of operations and financial condition for the quarter ended March 31, 2009 versus the quarter ended March 31, 2008; (ii) liquidity and capital resources; (iii) a discussion of the Company’s risk factors; and (iv) Company’s critical accounting policies.

Quarter Ended March 31, 2009 versus March 31, 2008

Net Sales
The Company generated net sales of $2,297,621 for the period ended March 31, 2009 compared to $2,192,799 for the period ended March 31, 2008, an increase of $104,822 or 5%. The Company continues to show sales growth despite the economic crises. In addition, the increase was mainly attributable to the increasing demand for the Company’s products and a broader product portfolio catering to a higher number of customers.

Cost of Sales
Cost of sales was $852,686 for the period ended March 31, 2009 compared to $850,797 for the period ended March 31, 2008, an increase of $1,889. The slight increase is due to higher net sales. We experienced a stable raw material pricing during the two measuring periods. Furthermore, the Company has strong relationships with its vendors.

Gross profit
The gross profit for the period ended March 31, 2009 was $1,444,935 compared to $1,342,002 for the same period of last year, an increase of $102,933 (or 8%). The gross profit margin was 62.9% and 61.2% for the periods ended March 31, 2009 and 2008, respectively. The Company continues to show stability in its market pricing as well as continuity in its manufacturing operations. The Company is currently not experiencing any price pressure due to the high market demand for its products.

Operating Income
The operating income amounted to $1,140,223 for quarter ended March 31, 2009 compared to $1,130,911 for same quarter in 2008, which is an increase of 1%.

Selling Expenses
Selling expenses totaled $56,031 and $56,347 for the quarters ended March 31, 2009 and March 31, 2008, respectively. The main cost drivers were personnel costs, travel and costs related to various marketing campaigns. The Company has not added any sales staff compared to the same period of last year.

Administrative Expenses
Administrative expenses amounted to $212,215 and $127,889 for the quarters ended March 31, 2009 and March 31, 2008, respectively. The main expenses were attributable to management and staff, accounting, audit fees and facilities expenses. The main reasons for the increase are attributable to various public company expenses such as legal advice, audit fees, and filing fees. In addition, the Company reported a non-cash impacting stock issuance cost of $12,318 in the quarter ended March 31, 2009.

Research and Development Expenses
Research and development (R&D) expenses totaled $36,466 and $26,855 for the quarters ended March 31, of 2009 and March 31, 2008 respectively. The slight increase in R&D expenses pertains to the Company’s efforts to broaden and strengthen its product portfolio, which shall lead to increased competitiveness for the Company.

Income Taxes
Income tax is accounted for using the tax effect accounting method, whereby the income tax expense of the current period is determined based on the total amount of the income tax payable for the period and the amount of the tax effect of timing differences. The liability method is used in determining the tax effect of the timing differences. The Company records its income taxes based on the requirements of SFAS No. 109, “Accounting for Income Taxes,” which includes an estimate of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The management periodically assesses the realisability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal tax audits or estimates and judgments used.

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

Net Income
The net income for the Company was $842,725 and $862,203 for the quarters ended March 31, 2009 and March 31, 2008 respectively. The net profit margin was 36.7% and 39.3% for the same periods, respectively.

Liquidity and Capital Resources
The Company’s working capital and long-term funding primarily comes from operating cash flow and loans, while our financial resources are used in capital expenditures, operating activities and repayment of loans. Net cash flow provided by operating activities amounted to $441,881 for quarter ended March 31, 2009 compared to $524,888 for same quarter in 2008. The slightly lower cash inflow is due to extended payment terms to a few customers to earn additional business. The Company’s trade receivables totaled $4,881,909 as of March 31, 2009 compared to $4,346,403 as of December 31, 2008. No allowance for doubtful debts was provided for the quarter ended March 31, 2009. The Company believes it has a strong and loyal customer base. The inventory amounted to $384,068 and $431,569 as of March 31, 2009 and December 31, 2008 respectively. The lower inventory level is due to increased operational efficiency and improved overall planning. The main part of the inventory as of March 31, 2009 consists of work in progress ($233,896). Future operations are estimated to be funded by the company’s strong net income, which greatly contributes to the Company’s positive cash inflow. In addition, the company is working aggressively to reduce its accounts receivables to further strengthen its cash position. The main part of the Company’s cash outflow is estimated to pertain to R&D and administrative expenses. In addition, based on the strong demand for the Company’s products, the Company plans to add necessary equipment to its manufacturing facility to match the market demand. However, this will be in strong correlation with the product demand factor and the Company’s cash inflow.

Foreign Currency Translation
The Company’s operating entity, Sanming Huajian Bio-Engineering Co., Ltd. maintains its financial statements in the functional currency of the People’s Republic of China, which is the “Renminbi” (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Exchange Rates	3/31/2009	3/31/2008

Fiscal period/year end RMB : US$ exchange rate	6.83	7.00

Average period/yearly RMB : US$ exchange rate	6.83	7.15

The RMB: US$ exchange rate as of December 31, 2008 was 6.85.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment to FASB Statement 133”.  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of the statement did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for the fiscal year beginning after December 15, 2008.  The adoption of the statement did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”.  SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141 is effective for the fiscal year beginning after December 15, 2008.  The adoption of the statement did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures in relation to plan assets of defined benefit pension or other postretirement plans.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with early application permitted.  The Company does not anticipate the adoption of this FSP will have a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company is currently evaluating the impact that the adoption of FSP FAS 115-2 and FAS 124-2 will have on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance for determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company does not anticipate the adoption of this FSP will have a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The Company does not anticipate the adoption of this FSP will have a material impact on its results of operations, cash flows or financial condition.

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

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4	Controls and Procedures

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

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

As of December 31, 2008 and as reported in our 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Tread way commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, our management concluded that at December 31, 2008 there is a material weakness in internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting relates to the monitoring and review of work performed in the preparation of audit and financial statements, footnotes, and financial data provided to the Company’s registered public accounting firm in connection with the annual audit.  All of our financial reporting is carried out by the finance manager and experienced outside consultants. The lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control.  The material weakness identified did not result in the restatement of any previously reported financial statements for 2008 or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Part II	OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Market for Common Equity and Related Stockholder Matters

The Company’s common stock is not traded on any exchange and is not available on any quotation system. There has not been any sale of any unregistered securities for the period ended March 31, 2009.

Item 3	Defaults upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

(a)	Exhibits

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 15th day of May, 2009.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: May 15, 2009	By:	/s/ Min Zhao
Min Zhao
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)