Form 10-Q
period 2009-06-30
Green Planet Bio Engineering Co. Ltd.
filed 2009-08-14
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended June 30, 2009
Commission file number 000-52622

GREEN PLANET BIOENGINEERING CO. LIMITED
(Exact Name of Registrant as Specified In Its Charter)

DELAWARE	37-1532842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18851 NE 29th Avenue, Suite 700, Aventura, FL 33180
(Address of Principal Executive Offices)	(Zip Code)

1 877 544-2288
(Registrant’s Telephone Number, Including Area Code)

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

The number of shares of common stock outstanding as of August 13, 2009 was 15,589,367.

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

Green Planet Bioengineering Co., Ltd.

 Condensed Consolidated Financial Statements
For the three and six months ended
June 30, 2009 and 2008

(Stated in US dollars)

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	F-1

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Cash Flows	F-3

Notes to Condensed Consolidated Financial Statements	F-4 - F-17

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US Dollars)

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales revenue	$2,169,748	$2,680,637	$4,467,369	$4,866,876
Cost of sales	(988,587)	(994,445)	(1,841,273)	(1,843,353)

Gross profit	1,181,161	1,686,192	2,626,096	3,023,523

Operating expenses
Administrative expenses	267,760	206,303	494,811	347,379
Research and development expenses	36,573	82,379	73,039	109,234
Selling expenses	35,362	61,647	76,557	117,928

	339,695	350,329	644,407	574,541

Income from operations	841,466	1,335,863	1,981,689	2,448,982
Interest income	1,423	3,027	1,672	4,890
Subsidy income	—	—	—	42,552
Finance costs - Note 3	(8,318)	(40,084)	(8,406)	(78,273)

Income before income taxes	834,571	1,298,806	1,974,955	2,418,151
Income taxes - Note 4	(218,714)	(342,255)	(516,373)	(601,021)

Net income	$615,857	$956,551	$1,458,582	$1,817,130

Other comprehensive (loss) income Foreign currency translation adjustments	(395)	255,508	(19,894)	676,580

Total comprehensive income	$615,462	$1,212,059	$1,438,688	$2,493,710

Earnings per share - Note 5
- Basic	$0.04	$0.07	$0.09	$0.13

- Diluted	$0.03	$0.07	$0.07	$0.13

Weighted average number of shares outstanding:
- Basic	15,589,367	14,141,667	15,498,546	14,141,667

- Diluted	20,017,704	14,141,667	19,984,454	14,141,667

See Notes to Condensed Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)
(Stated in US Dollars)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$791,383	$665,568
Trade receivables	3,660,761	4,346,403
Deferred taxes	31,600	31,643
Other receivables	1,465	51,841
Inventories - Note 6	466,725	431,569
Prepayments of operating lease - Note 10	1,799,020	—

Total current assets	6,750,954	5,527,024
Intangible assets - Note 7	291,647	159,159
Property, plant and equipment, net - Note 8	3,243,317	3,144,067
Land use rights - Note 9	1,050,552	7,841,214
Prepayments of operating lease - Note 10	5,840,955	—
Deferred taxes	8,964	8,977
Deposit for acquisition of intangible assets - Note 18(a)(ii)	439,500	161,370

TOTAL ASSETS	$17,625,889	$16,841,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$638,709	$715,363
Other payables and accrued expenses - Note 11	243,449	1,262,011
Amount due to a related party - Note 12	13,185	11,443
Amount due to a stockholder - Note 12	4,287	3,362
Secured loan from a financial institution - Note 13	659,250	—
Loan from government	—	146,700
Income tax payable	212,779	301,197
Deferred revenue	62,995	63,081

Total current liabilities	1,834,654	2,503,157

TOTAL LIABILITIES	1,834,654	2,503,157

COMMITMENTS AND CONTINGENCIES - Note 18

STOCKHOLDERS’ EQUITY
Preferred stock: par value of $0.001 per share, 10,000,000 shares authorized; none issued and outstanding
Common stock: par value $0.001 per share - Note 14 - 250,000,000 shares authorized; 15,589,367 and 14,421,667 issued and outstanding as of June 30, 2009 and December 31, 2008 respectively	15,589	14,422
Additional paid-in capital	5,128,901	5,116,175
Statutory reserve - Note 15	848,550	848,550
Accumulated other comprehensive income	1,456,265	1,476,159
Retained earnings	8,341,930	6,883,348

TOTAL STOCKHOLDERS’ EQUITY	15,791,235	14,338,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,625,889	$16,841,811

See Notes to Condensed Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	2009 (Unaudited)	2008 (Unaudited)
Cash flows from operating activities

Net income	$1,458,582	$1,817,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	108,271	101,641
Amortization for intangible assets	28,456	18,085
Amortization for land use rights	11,676	11,302
Deferred taxes	—	(5,086)
Stock-based compensation	13,130	—

Changes in operating assets and liabilities:
Trade receivables	680,549	(581,486)
Other receivables	50,419	(1,418)
Inventories	(35,801)	296,027
Prepayments of operating lease	(1,817,840)	—
Trade payables	(75,710)	(120,404)
Other payables and accrued expenses	(72,040)	4,143
Amount due to a related party	1,759	20,319
Amount due to a stockholder	925	(28,368)
Income tax payable	(88,101)	(83,096)
Deferred revenue	—	(28,368)

Net cash flows provided by operating activities	264,275	1,420,421

Cash flows from investing activities

Payments to acquire property, plant and equipment	(211,913)	—
Payments to acquire intangible assets	—	(1,560)
Deposits paid for acquisition of intangible assets	(439,800)	—

Net cash flows used in investing activities	(651,713)	(1,560)

Cash flows from financing activities

Issue of common stock	764	—
Secured loan from a financial institution	659,700	—
Repayments of loan from government	(146,500)	—
Issue of capital by Sanming Huajian	—	625,290

Net cash flows provided by financing activities	513,964	625,290

Effect of foreign currency translation on cash and cash equivalents	(711)	93,251

Net increase in cash and cash equivalents	125,815	2,137,402
Cash and cash equivalents - beginning of period	665,568	333,081

Cash and cash equivalents - end of period	$791,383	$2,470,483

Supplemental disclosures for cash flow information:
Cash paid for interest	$8,174	$78,213
Cash paid for Income taxes	$599,456	$732,733

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

Elevated Throne was incorporated in the British Virgin Islands (the “BVI”) on May 8, 2008 as a limited liability company with registered share capital of $50,000, divided into 50,000 common shares of $1 par value each. Elevated Throne formed Fujian Green Planet Bioengineering Co., Ltd. (“Fujian Green Planet”) as a wholly foreign-owned enterprise under the laws of the People’s Republic of China (the “PRC”) on July 25, 2008. Fujian Green Planet has a registered capital of $2,000,000. Pursuant to Fujian Green Planet’s articles of association, Elevated Throne is required to contribute $300,000 to Fujian Green Planet as capital (representing 15% of Fujian Green Planet’s registered capital) before October 17, 2008. Elevated Throne has applied for an extension of the contribution period to December 31, 2009 with the relevant government bureau. The remaining 85% of Fuijian Green Planet’s registered capital is required to contribute before July 17, 2010.

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

Following the RTO and the VIE Arrangement, the Company is primarily engaged in the manufacture, marketing and sale of extracts from tobacco leaves residues. The Company’s products include Solanesol, Nicotine Sulphate, organic pesticides, organic fertilizers, CoQ10 (raw format) and a patented organic health supplement called “Paiqianshu”. Paiqianshu comes in both liquid and pill forms and it is made from natural green barley shoot extraction. The Company operates manufacturing and distribution primarily in the PRC.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results for the six-month periods, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s Form 10K for the year ended December 31, 2008 which was filed with the Securities and Exchange Commission on May 7, 2009.

Use of estimates

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions include, but are not limited to, the valuation of trade receivables, inventories, deferred taxes and stock-based compensation, and the estimation on useful lives and realizability of intangible assets and property, plant and equipment. Actual results could differ from those estimates.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

During the reporting periods, customers represented 10% or more of the Company’s sales revenue are as follows:

	Six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Customer A	$305,378	$876,602
Customer B	203,048	357,886
Customer C	726,510	775,054
Customer D	682,365	759,531
Customer E	532,733	470,138
Customer F	219,467	309,223
Customer G	614,052	780,397

	$3,283,553	$4,328,831

Details of customers which represented 10% or more of the Company’s trade receivables are:

	June 30, 2009	December 31, 2008
	(Unaudited)

Customer A	$184,260	$531,047
Customer B	215,591	730,430
Customer C	666,546	700,614
Customer D	586,869	569,392
Customer E	360,484	547,006
Customer F	227,476	653,892
Customer G	595,922	614,022

	$2,837,148	$4,346,403

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this FSP on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this FSP has no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition of Other-Than-Temporary Impairments”. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP has no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28 “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of this FSP has no material impact on the Company’s financial statements.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective after June 15, 2009. The adoption of this SFAS has no material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets”. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this SFAS has no material impact on the Company’s financial statements.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Finance costs

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Bank loan interest	$—	$4,166	$—	$7,471
Other loan interest	8,174	35,887	8,174	70,742
Bank charges	144	31	232	60

	$8,318	$40,084	$8,406	$78,273

During the six-month periods ended June 30, 2009 and 2008, loans interest expenses payable to a related company were $Nil and $18,617 respectively.

4.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 40.7%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of June 30, 2009 as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

BVI

Elevated Throne was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC

The PRC’s legislative body, the National People’s Congress, adopted the unified Corporate Income Tax Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises.

Accordingly, Fujian Green Planet and Sanming Huajian, both of which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the six-month periods ended June 30, 2009 and 2008.

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

The diluted earnings per share for the three and six months ended June 30, 2009 is based on the net income for the said periods and the weighted average number of shares of 20,017,704 and 19,984,454 outstanding respectively during the periods after adjusting for the number of 4,428,337 and 4,485,908 dilutive potential ordinary shares. The number of 5,578,333 shares of warrants granted to several consultants is included in the calculation.

There was no dilutive instrument outstanding during the six-month periods ended or as of June 30, 2008. Accordingly, the basic and diluted earnings per share are the same.

6.	Inventories

	June 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$193,462	$101,280
Work-in-progress	187,764	294,798
Finished goods	85,499	35,491

	466,725	$431,569

7.	Intangible assets

	June 30, 2009	December 31, 2008
	(Unaudited)

Technologies - Note (a)	446,825	$286,065
Software	3,179	3,183

	450,004	289,248
Accumulated amortization	(158,357)	(130,089)

Net	291,647	$159,159

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

7.	Intangible assets (Cont’d)

Notes:

(a)
The technologies were purchased from third parties for producing products - Solanesol, Organic Green Barley Supplements (Paiqianshu) and Q10 Health Supplements. The application for related patent is in process and has been initially accepted by the relevant government department.

(b)
During the periods ended June 30, 2009 and 2008, amortization charge was $28,456 and $18,085 respectively. The estimated aggregate amortization expenses for intangible assets for the five succeeding years is as follows:

Year ending December 31,
2009	$31,449
2010	48,248
2011	27,103
2012	27,103
2013	27,103

$161,006

8.	Property, plant and equipment

	June 30, 2009	December 31, 2008
	(Unaudited)
Cost:
Buildings - Note (a)	$1,926,263	$1,928,892
Plant and machinery	1,065,913	860,407
Office equipment	102,470	97,514
Motor vehicles	92,725	92,851

	3,187,371	2,979,664
Accumulated depreciation	(653,993)	(546,505)

	2,533,378	2,433,159
Construction in progress - Note (b)	709,939	710,908

Net	3,243,317	$3,144,067

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

8.	Property, plant and equipment (Cont’d)

Notes:

(a)
Property certificates of buildings with carrying amount of $1,648,881 as of June 30, 2009 are yet to be obtained. The application of legal title is in process and the management expects there will be no legal hindrance in obtaining the legal title and no extra cost will be incurred.

	(b)	Construction in progress mainly comprises capital expenditure for construction of the Company’s new office and machinery.

	(c)	During the reporting periods, depreciation is included in:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cost of sales	$32,783	$28,986	$62,291	$57,138
Administrative expenses	22,997	22,576	45,980	44,503

Cost of sales	$55,780	$51,562	$108,271	$101,641

(d)	Certain plant and equipment with net book value of $800,842 have been pledged for the loan granted to the Company (Note 13).

9.	Land use rights

	June 30, 2009	December 31, 2008
	(Unaudited)

Land use rights	$1,122,534	$7,901,606
Accumulated amortization	(71,982)	(60,392)

	$1,050,552	$7,841,214

The carrying amount of land use rights as of June 30, 2009 comprises two land use rights, which were acquired for building factories and offices, with carrying amounts of $95,974 and $954,578 respectively.

The legal title of the first land use right with carrying amount of $95,974 has not yet been transferred to the Company. The application of legal title is in the process and the management expects there will be no legal hindrance in obtaining the legal titles and no extra costs will be incurred.

During the three months ended June 30, 2009, the Company made an arrangement with the government to move part of the land use rights to operating leases for other pieces of land to promote its newer product portfolio such as fertilizers and pesticides. $5,823,375, representing the carrying value for the land use rights of $6,768,300 less outstanding land use rights payable of $944,925 (Note 11(a)), has been transferred to prepayments for the new land leases. The new operating leases commenced on July 1, 2009 and will be paid over a 30 year period.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9.	Land use rights (Cont’d)

During the periods ended June 30, 2009 and 2008, amortization charge was $11,676 and $11,302 respectively and was included in administrative expenses. The estimated amortization charges of land use rights for the five succeeding years are as follows:

Year ending December 31,
2009	$11,673
2010	23,346
2011	23,346
2012	23,346
2013	23,346

$105,057

10.	Prepayments of operating lease

The prepayments represent the carrying value of the land use rights transferred under the new operating leases (Note 9). The lower cost of raw materials will fully or partially offset the cost for the new operating leases.

11.	Other payables and accrued expenses
		June 30, 2009	December 31, 2008
		(Unaudited)

	Rental payable	$6,226	$1,834
	Salaries payable	61,272	59,497
	Other accrued expenses	60,436	61,707
	Value-added tax payable	115,515	134,078
	Land use rights payable - Note (a)	—	1,004,895

		$243,449	$1,262,011

Note:

(a)
As detailed in note 9 to the condensed consolidated financial statements, the Company has made an arrangement with the government to move part of the land use rights to promote its newer product portfolio. The Company has no further payment obligations regarding the land use rights.

12.	Amounts due to a related party and a stockholder

The amounts are interest-free, unsecured and repayable on demand.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

13.	Secured loan from a financial institution

The loan carries interest at 7.434% per annum and is repayable within one year. It is secured by a guarantee put up by a guarantee company.

The Company is required to pay a counter guarantee of $146,500 and guarantee charges calculated at 1.8% per annum on the loan principal to the guarantee company. The counter guarantee was paid in July 2009.

14.	Common stock

On January 15, 2009, the Company issued 404,000 shares of its common stock to several management personnel of the Company in return for their services rendered (Note 16). On the same day, the Company issued 763,700 shares of its common stock pursuant to the exercise of 763,700 warrants with an exercise price of $0.001 per share previously granted to certain consultants (Note 16). The Company received proceeds of $764.

15.	Statutory reserve

The Company’s statutory reserve comprise statutory reserve fund of Sanming Huajian. In accordance with the relevant laws and regulations of the PRC, Sanming Huajian and Fujian Green Planet are required to set aside at least 10% of their after-tax net profit each year, if any, to fund the statutory reserve until the balance of the reserve reaches 50% of their respective registered capital. The statutory reserve is not distributable in the form of cash dividends and can be used to make up cumulative prior year losses.

16.	Stock-based compensation

During the six-month periods ended June 30, 2009, the Company recognized total non-cash stock-based compensation of $13,130 in connection with 404,000 shares of common stocks issued to several management personnel of the Company in return for their services rendered (Note 14). $12,318, $487 and $325 of the stock-based compensation were charged to the statement of income and comprehensive income as administrative expenses, research and development expenses and selling expenses respectively.

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

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

16.	Stock-based compensation (Cont’d)

The warrants activity during the six-month periods ended June 30, 2009 is as follows:

		Number of warrants
Month of grant	Exercise price	Outstanding as of January 1, 2009	Exercised	Granted/ forfeited/ cancelled	Outstanding as of June 30, 2009

October 2008	$0.001	4,718,333	(763,700)	—	3,954,633
December 2008	$0.01	860,000	—	—	860,000

		5,578,333	(763,700)	—	4,814,633

17.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Fujian Province to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statement of income and comprehensive income.

The Company contributed $23,638 and $22,237 to the scheme for the six-month periods ended June 30, 2009 and 2008 respectively.

18.	Commitments and contingencies

(a) Capital commitments

(i)
As of June 30, 2009 and December 31, 2008, the Company had capital commitment of $53,473 and $53,545 respectively in respect of the acquisition of property, plant and equipment that were contracted but not provided for in the financial statements.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

18.	Commitments and contingencies (Cont’d)

	(a)	Capital commitments (Cont’d)

(ii)
As of June 30, 2009 and December 31, 2008, the Company had capital commitment of $307,650 and $161,370 respectively in respect of the acquisition of intangible assets that were contracted but not provided for in the financial statements.

The deposits for the acquisition of intangible assets represent prepayments to certain academic institutions to acquire new technologies, which are still in progress and not ready for use at the respective balance sheet dates. The amounts will be transferred to intangible assets for amortization upon completion of the development.

	(b)	Operating lease arrangements

As of June 30, 2009, the Company had three non-cancelable operating leases for its office premises and lands. The leases will expire at various dates through year 2010 to 2039 and the expected payments as of June 30, 2009 were $52,698,028. The main part of the 30 year payments pertains to the Company’s use of the operating leases for the new product portfolio, of which part is already paid with the land use rights payments.

The rental expenses relating to the operating leases were $11,036 and $5,532 for the six-month periods ended June 30, 2009 and 2008 respectively. The lower cost of raw materials will fully or partially offset the cost for the new operating leases.

(c)
On June 17, 2009, the Company entered into a Preferred Share Purchase Agreement with ONE Holdings Corp. (“ONE”) pursuant to which the Company agreed to sell and ONE agreed to acquire 30,239 shares of the Company’s preferred stock (“Preferred Stock”). Each share of the Preferred Stock shall (a) provide ONE with the right to vote 1,000 votes on all matters submitted to a vote of the Company’s shareholders and (b) be convertible into 1,000 shares of the Company’s common stock. ONE paid to the Company for the said shares of Preferred Stock $15,000,000 which was paid by ONE through the issuance to the Company 10,329,551 shares of ONE’s common stock. The transaction closed on July 22, 2009 upon receipt of all required documents and stock certificates.

As part of the transaction, the Company has also agreed that 35% of the ONE’s shares to be issued to the Company shall be deposited into an Escrow and in the event the Company’s EBITDA for fiscal year 2009 is less than the Company’s EBITDA for fiscal 2008, the number of shares of ONE’s stock issued to the Company shall be proportionately reduced as provided for in the Preferred Stock Purchase Agreement. The Company is also subject to a lockup and leak out period and has one Piggy-Back Registration right as further defined in the Preferred Stock Purchase Agreement.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

19.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company is solely engaged in the manufacture, marketing, sale and distribution of extracts from tobacco leaves residues. Since the nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, management considers they are as a single reportable segment under SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

All of the Company’s long-lived assets and revenues classified based on customers are located in the PRC.

20.	Related party transactions

Apart from the transactions as disclosed in notes 3 and 12 to the condensed consolidated financial statements, during the six-month periods ended June 30, 2009 and 2008, the Company paid rental expenses of $1,758 and $1,702 respectively to a related company in which a stockholder, who is also the director of the Company, has a beneficial interest.

21.	Subsequent events

On July 8, 2009, the Company obtained a secured loan from a financial institution with the principal amount of $1,201,300. The loan carries interest at 7.434% per annum, and is secured by the Company’s properties and repayable within one year.

On July 22, 2009, the Company announced that its majority control had been acquired by ONE Holdings, Corp. (“ONE”). ONE acquired in a series of transactions approximately 82% of the outstanding shares of common stock of the Company on a fully diluted basis. The transactions involved the acquisition of common shares and warrants from the Company’s majority shareholders and the acquisition by ONE of the Company’s Class A Preferred Shares (Note 18(c)). ONE paid the stockholders with a combination of cash and an aggregate of 22,265,613 shares of ONE’s common stock.

Apart from the foregoing, the Company has evaluated all other subsequent events through August 14, 2009, the date these financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

Part I	FINANCIAL INFORMATION

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

          Green Planet headquartered in Aventura, FL with its main operations located in Sanming and Fuzhou, China, is a high-tech bioengineering enterprise that engages in research, development, production and sale of various organic health and agricultural products originating from residues of tobacco leaves. The Company’s primary products are Coenzyme Q10 (“CoQ10”), a health supplement that supports the cardiovascular system and a patented organic health supplement called “Paiqianshu”. Paiqianshu comes in both liquid and tablet forms and it’s made from natural green barley shoot extraction. The Company operates R&D, manufacturing, and distribution of its products primarily in the PRC.

Results of Operations and Financial Condition

          In this Section, the Company will discuss the following: (i) results of operations and financial condition for the six months ended June 30, 2009 versus the six months ended June 30, 2008 and quarter ended June 30, 2009 versus quarter ended June 30, 2008; (ii) liquidity and capital resources; (iii) a discussion of the Company’s risk factors; and (iv) Company’s critical accounting policies.

Six Months Ended June 30, 2009 versus June 30, 2008

Net Sales
          The Company generated net sales of $4,467,369 for the six months ended June 30, 2009 compared to $4,866,876 for the six months ended June 30, 2008, a decrease of $399,507 or 8%. The decrease in sales is mainly due to an estimated temporary downturn in the economy compared to last year’s activities. In addition, the company’s product and customer mix shifted slightly which as well attributed to the reduction in sales. Furthermore, certain sales orders related to new products were delayed into the third quarter. The Company anticipates the return to historical growth trends in the third quarter.

Cost of Sales
          Cost of sales was $1,841,273 for the six months ended June 30, 2009 compared to $1,843,353 for the six months ended June 30, 2008, a decrease of $2,080. The slight decrease is due to the lower net sales. We experienced a relatively stable raw material pricing during the two measuring periods. Furthermore, the Company has strong relationships with its vendors.

Gross profit
          The gross profit for the six months ended June 30, 2009 was $2,626,096 compared to $3,023,523 for the same period of last year, a decrease of $397,427 (or 13%). The gross profit margin was 59% and 62% for the six months ended June 30, 2009 and 2008, respectively. The Company continues to show stability in its market pricing as well as continuity in its manufacturing operations. The main reason for the lower gross profit is due to a temporarily change in customer and product mix.

Operating Income
          The operating income amounted to $1,981,689 for six months ended June 30, 2009 compared to $2,448,982 for same period in 2008, which is a decrease of 19%.

Selling Expenses
          Selling expenses totaled $76,557 and $117,928 for the six months ended June 30, 2009 and June 30, 2008, respectively. The main cost drivers were personnel costs, travel and costs related to various marketing campaigns. The Company has not added any sales staff compared to the same period of last year.

Administrative Expenses
          Administrative expenses amounted to $494,811 and $347,379 for the six months ended June 30, 2009 and June 30, 2008, respectively. The main expenses were attributable to management and staff, accounting, audit fees and facilities expenses. The main reasons for the increase are attributable to various public company expenses such as legal advice, audit fees, and filing fees. In addition, the Company reported a non-cash impacting stock issuance cost of $12,318 in the quarter ended March 31, 2009.

Research and Development Expenses
          Research and development (R&D) expenses totaled $73,039 and $109,234 for the six months ended June 30, 2009 and June 30, 2008 respectively. The slight decrease in R&D expenses is due to a cost savings program. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a slower pace until the economy is stabilizing and the sales activities are increasing.

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

          Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The management periodically assesses the deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal tax audits or estimates and judgments used.

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

Net Income
          The net income for the Company was $1,458,582 and $1,817,130 for the six months ended June 30, 2009 and June 30, 2008 respectively. The net profit margin was 33% and 37% for the same periods, respectively. The Company continues to show a strong profit margin despite a financial down turn.

Three Months Ended June 30, 2009 versus June 30, 2008

Net Sales
          The Company generated net sales of $2,169,748 for the three months ended June 30, 2009 compared to $2,680,637 for the three months ended June 30, 2008, a decrease of $510,889 or 19%. The decrease in sales is mainly due to an estimated temporary downturn in the economy compared to last year’s activities. In addition, the company’s product and customer mix shifted slightly which as well attributed to the reduction in sales. Furthermore, certain sales orders related to new products were delayed into the third quarter. The Company anticipates the return to historical growth trends in the third quarter.

Cost of Sales
          Cost of sales was $988,587 for the three months ended June 30, 2009 compared to $994,445 for the three months ended June 30, 2008, a decrease of $5,858. The slight decrease is due to a temporarily change in product and customer mix. We experienced a stable raw material pricing during the two measuring periods. Furthermore, the Company has strong relationships with its vendors.

Gross profit
          The gross profit for the three months ended June 30, 2009 was $1,181,161 compared to $1,686,192 for the same period of last year, a decrease of $505,031 (or 30%). The gross profit margin was 54% and 63% for the three months ended June 30, 2009 and 2008, respectively. The Company continues to show stability in its market pricing as well as continuity in its manufacturing operations. The main reason for the lower gross profit is due to a temporarily change in customer and product mix. Furthermore, a few sales orders related to new products were delayed into the third quarter.

Operating Income
The operating income amounted to $841,466 for quarter ended June 30, 2009 compared to $1,335,863 for same quarter in 2008, which is a decrease of 37%.

Selling Expenses
          Selling expenses totaled $35,362 and $61,647 for the three months ended June 30, 2009 and June 30, 2008, respectively. The main cost drivers were personnel costs, travel and costs related to various marketing campaigns. The Company has not added any sales staff compared to the same period of last year. In addition, the Company made efforts to lower expenses due to a slower sales quarter.

Administrative Expenses
          Administrative expenses amounted to $267,760 and $206,303 for the three months ended June 30, 2009 and June 30, 2008, respectively. The main expenses were attributable to management and staff, accounting, audit fees and facilities expenses. The main reasons for the increase are attributable to various public company expenses such as legal advice, audit fees, and filing fees. In addition, the Company made efforts to lower expenses due to a slower sales quarter.

Research and Development Expenses
          Research and development (R&D) expenses totaled $36,573 and $82,379 for the three months ended June 30, of 2009 and June 30, 2008 respectively. The decrease in R&D expenses is due to a cost savings program. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a slower pace until the economy is stabilizing and the sales activities are increasing.

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

          Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The management periodically assesses the deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal tax audits or estimates and judgments used.

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

Net Income
          The net income for the Company was $615,857 and $956,551 for the three months ended June 30, 2009 and June 30, 2008 respectively. The net profit margin was 28% and 36% for the same periods, respectively. The decrease in net income is mainly due to a temporary downturn in the economy compared to last year’s activities resulting in lower sales. In addition, the company’s product and customer mix shifted slightly which contributed to a lower gross profit margin. The expenses were slightly lower in the second quarter compare to the same period last year. Furthermore, a few sales orders related to new products were delayed into the third quarter.

Liquidity and Capital Resources
          The Company’s working capital and long-term funding primarily comes from operating cash flow and loans, while the financial resources are used in capital expenditures, operating activities and repayment of loans. Net cash flow provided by operating activities amounted to $264,275 for the six months ended June 30, 2009 compared to $1,420,421 for same period in 2008. The lower cash inflow is mainly due to prepayments of land to be used for the Company’s operations ($1,817,840). The Company’s trade receivables totaled $3,660,761 as of June 30, 2009 compared to $4,346,403 as of December 31, 2008. No allowance for doubtful debts was provided for the six months ended June 30, 2009. The Company believes it has a strong and loyal customer base. The inventory amounted to $466,725 and $431,569 as of June 30, 2009 and December 31, 2008 respectively. The slightly higher inventory level is due to, as mentioned above, a delay in shipment of a few sales orders. The main part of the inventory as of June 30, 2009 consists of raw material ($193,462). Future operations are estimated to be funded by the company’s net income, which greatly contributes to the Company’s positive cash inflow. In addition, the company is working aggressively to reduce its accounts receivables to further strengthen its cash position. The main part of the Company’s cash outflow is estimated to pertain to R&D and administrative expenses. In addition, based on the demand for the Company’s products, the Company plans to add necessary equipment to its manufacturing facility to match the market demand. However, this will be in strong correlation with the product demand factor and the Company’s cash inflow.

Subsequent Event
          On July 8, 2009, the Company obtained a secured loan from a financial institution with the principal amount of $1,201,300. The loan carries interest at 7.434% per annum, and is secured by the Company’s properties and repayable within one year.

          On July 22, 2009 Green Planet announced that majority control of the Company had been acquired by ONE Holdings, Corp. (“ONE”). ONE acquired in a series of transactions approximately 82% of the outstanding shares of common stock of Green Planet on a fully diluted basis. The transactions involved the acquisition of common shares and warrants from the majority shareholders of Green Planet and the acquisition by ONE of Class A Preferred Shares of Green Planet. ONE paid the shareholders with a combination of cash and an aggregate of 22,265,613 shares of ONE’s common stock.

          Apart from the foregoing, the Company has evaluated all other subsequent events through August 14, 2009, the date these financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

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

Exchange Rates	6/30/2009	6/30/2008

Fiscal period/year end RMB: US $exchange rate	6.84	6.87

Average period/yearly RMB: US $exchange rate	6.84	7.07

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

Recent Accounting Pronouncements

          In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this FSP on the Company’s financial statements.

          In April 2009, the FASB issued FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this FSP has no material impact on the Company’s financial statements.

          In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition of Other-Than-Temporary Impairments. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP has no material impact on the Company’s financial statements.

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of this FSP has no material impact on the Company’s financial statements.

          In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective after June 15, 2009. The adoption of this SFAS has no material impact on the Company’s financial statements.

          In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets”. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

          In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

          In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this SFAS has no material impact on the Company’s financial statements.

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

          The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s common stock is not traded on any exchange and is not available on any quotation system. There has not been any sale of any unregistered securities for the period ended June 30, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 14th day of August, 2009.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: August 14, 2009	By:	/s/ Min Zhao
Min Zhao
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)