Form 10-Q
period 2009-09-30
Green Planet Bio Engineering Co. Ltd.
filed 2009-11-16
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended September 30, 2009
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

The number of shares of common stock outstanding as of November 14, 2009 was 20,006,402.

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
For the three and nine months ended
September 30, 2009 and 2008
(Stated in US dollars)

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	F-1

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Cash Flows	F-3

Notes to Condensed Consolidated Financial Statements	F-4 - F-19

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales revenue	$3,462,341	$2,634,409	$7,929,710	$7,501,285
Cost of sales	(1,578,081)	(1,044,896)	(3,419,354)	(2,888,249)

Gross profit	1,884,260	1,589,513	4,510,356	4,613,036

Operating expenses
Administrative expenses	213,855	247,785	708,666	595,164
Research and development expenses	126,625	57,067	199,664	166,301
Selling expenses	42,577	66,524	119,134	184,452

	383,057	371,376	1,027,464	945,917

Income from operations	1,501,203	1,218,137	3,482,892	3,667,119
Interest income	1,693	4,315	3,365	9,205
Subsidy income	—	—	—	42,552
Finance costs - Note 3	(58,919)	(35,800)	(67,325)	(114,073)

Income before income taxes	1,443,977	1,186,652	3,418,932	3,604,803
Income taxes - Note 4	(369,778)	(301,073)	(886,151)	(902,094)

Net income	$1,074,199	$885,579	$2,532,781	$2,702,709

Other comprehensive income
Foreign currency translation adjustments	22,857	51,097	2,963	727,677

Total comprehensive income	$1,097,056	$936,676	$2,535,744	$3,430,386

Earnings per share - Note 5
- Basic	$0.07	$0.06	$0.16	$0.19

- Diluted	$0.04	$0.06	$0.12	$0.19

Weighted average number of shares outstanding :
- Basic	15,589,367	14,141,667	15,529,265	14,141,667

- Diluted	24,149,997	14,141,667	21,388,128	14,141,667

See Notes to Condensed Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)
(Stated in US Dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$586,378	$665,568
Trade receivables	3,824,262	4,346,403
Deferred taxes	—	31,643
Other receivables	232,935	51,841
Inventories - Note 6	636,276	431,569
Prepayments of operating lease - Note 10	1,801,476	—

Total current assets	7,081,327	5,527,024
Intangible assets - Note 7	562,523	159,159
Property, plant and equipment, net - Note 8	3,191,871	3,144,067
Land use rights - Note 9	1,046,141	7,841,214
Prepayments of operating lease - Note 10	8,408,844	—
Available-for-sale securities - Note 11	5,000,000	—
Deferred taxes	—	8,977
Deposit for acquisition of intangible assets - Note 20(a)(ii)	220,050	161,370

TOTAL ASSETS	$25,510,756	$16,841,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$773,617	$715,363
Deferred taxes	45,766	—
Other payables and accrued expenses - Note 12	257,107	1,262,011
Amount due to a related party - Note 13	14,083	11,443
Amount due to a stockholder - Note 13	8,351	3,362
Secured loans from a financial institution - Note 14	1,863,090	—
Convertible loan payable - Note 15	148,750	—
Loan from government	—	146,700
Income tax payable	276,990	301,197
Deferred revenue	63,081	63,081

Total current liabilities	3,450,835	2,503,157
Deferred taxes	6,630	—

TOTAL LIABILITIES	3,457,465	2,503,157

COMMITMENTS AND CONTINGENCIES - Note 20

STOCKHOLDERS’ EQUITY
Preferred stock: par value of $0.001 per share
10,000,000 shares authorized; 5,101 and none issued and outstanding
as of September 30, 2009 and December 31, 2008 respectively	$5	$—
Common stock: par value $0.001 per share - Note 16
250,000,000 shares authorized; 15,589,367 and 14,421,667
issued and outstanding as of September 30, 2009 and
December 31, 2008 respectively	15,589	14,422
Additional paid-in capital	10,293,896	5,116,175
Statutory reserve - Note 17	848,550	848,550
Accumulated other comprehensive income	1,479,122	1,476,159
Retained earnings	9,416,129	6,883,348

TOTAL STOCKHOLDERS’ EQUITY	22,067,041	14,338,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,510,756	$16,841,811

See Notes to Condensed Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,532,781	$2,702,709
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation	165,980	154,138
Amortization for intangible assets	51,364	27,425
Amortization for land use rights	17,517	17,228
Deferred taxes	92,958	(4,783)
Stock-based compensation	13,130	—
Convertible loan interest	14,000	—
Changes in operating assets and liabilities:
Trade receivables	522,143	(1,040,454)
Other receivables	(180,938)	1,434
Inventories	(204,612)	168,030
Prepayments of operating lease	(4,376,185)	—
Trade payables	71,397	33,832
Other payables and accrued expenses	(72,050)	(51,874)
Amount due to a related party	2,639	49,634
Amount due to a stockholder	4.986	(28,680)
Income tax payable	(24,220)	(127,441)
Deferred revenue	—	(43,020)

Net cash flows (used in) provided by operating activities	(1,369,110)	1,858,178

Cash flows from investing activities
Payments to acquire property, plant and equipment	(213,783)	—
Payments to acquire intangible assets	(73,305)	(1,577)
Deposits paid for acquisition of intangible assets	(439,800)	—

Net cash flows used in investing activities	(726,888)	(1,577)

Cash flows from financing activities
Issue of common stock	764	—
Secured loans from a financial institution	1,861,902	—
Convertible loan from a major shareholder	300,000	—
Repayments of loan from government	(146,500)	—
Issue of capital by Sanming Huajian	—	625,290

Net cash flows provided by financing activities	2,016,166	625,290

Effect of foreign currency translation on cash and cash equivalents	642	113,350

Net decrease in cash and cash equivalents	(79,190)	2,595,241
Cash and cash equivalents - beginning of period	665,568	333,081

Cash and cash equivalents - end of period	$586,378	$2,928,322

Supplemental disclosures for cash flow information:
Cash paid for interest	$39,327	$114,834
Cash paid for income taxes	$817,568	$908,372

Non-cash transaction:
Transfer of land use right to prepayment for operating lease (Note 9)	$5,831,325	$—
Issue of preferred stock (Note 1)	5,000,000	—
Acquisition of available-for-sale securities (Note 11)	$5,000,000	$—

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

Elevated Throne was incorporated in the British Virgin Islands (the “BVI”) on May 8, 2008 as a limited liability company with registered share capital of $50,000, divided into 50,000 common shares of $1 par value each.  Elevated Throne formed Fujian Green Planet Bioengineering Co., Ltd. (“Fujian Green Planet”) as a wholly foreign-owned enterprise under the laws of the People’s Republic of China (the “PRC”) on July 25, 2008.  Fujian Green Planet has a registered capital of $2,000,000. Pursuant to Fujian Green Planet’s articles of association, Elevated Throne is required to contribute $300,000 to Fujian Green Planet as capital (representing 15% of Fujian Green Planet’s registered capital) before October 17, 2008. Elevated Throne has applied for an extension of the contribution period to December 31, 2009 with the relevant government bureau and contributed $300,000 to Fujian Green Planet as capital on September 7, 2009.

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

On June 17, 2009, the Company entered into a Preferred Share Purchase Agreement with ONE Holdings Corp. (“ONE”) pursuant to which the Company agreed to sell and ONE agreed to acquire 5,101 shares of the Company’s preferred stock (“Preferred Stock”), with par value $0.001 per share. Each share of the Preferred Stock shall (a) provide ONE with the right to vote 1,000 votes on all matters submitted to a vote of the Company’s shareholders and (b) be convertible into 1,000 shares of the Company’s common stock. ONE paid to the Company for the said shares of Preferred Stock $5,000,000 which was paid by ONE through the issuance to the Company 5,024,038 shares, representing 4.7% of ONE’s issued and outstanding common stock. The transaction closed on July 22, 2009 upon receipt of all required documents and stock certificates.

As part of the transaction, the Company has also agreed that 35% of the ONE’s shares issued to the Company shall be deposited into an escrow and in the event the Company’s EBITDA for fiscal year 2009 is less than the Company’s EBITDA for fiscal 2008, the number of shares of ONE’s stock issued to the Company shall be proportionately reduced as provided for in the Preferred Stock Purchase Agreement. The Company is also subject to a lockup and leak out period and has one Piggy-Back Registration right as further defined in the Preferred Stock Purchase Agreement.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results for the six-month periods, have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s Form 10K for the year ended December 31, 2008 which was filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2009.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Use of estimates

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These estimates and assumptions include, but are not limited to, the valuation of trade receivables, inventories, fair value of available-for-sale securities, deferred taxes and stock-based compensation, and the estimation on useful lives and realizability of intangible assets and property, plant and equipment.  Actual results could differ from those estimates.

Fair Value Measurements

In April 2009, the Financial Accounting Standard Board (“FASB”) released ASC 820, Fair Value Measurements and Disclosures, (formerly SFAS No. 157 “Fair Value Measurements”) that defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements.

According to ASC 820, investment measured and reported at fair value are classified and disclosed in one of the following hierarchy:

Level 1 -	Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 included listed equities and listed derivatives.

Level 2 -
Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.  Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

Level 3 -
Pricing inputs are unobservable for the investment and included situations where there is little, if any, market activity for the investment.  The inputs into the determination of fair value require significant management judgment or estimation.

The following table summarizes the valuation of the Company’s investments by the above fair value hierarchy levels as of September 30, 2009:

Assets	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$—	$—	$5,000,000	$5,000,000

The Company did not have any investment measured at fair value as of December 31, 2008.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Accumulated other comprehensive income

Accumulated other comprehensive income in the condensed consolidated balance sheet represents foreign currency translation adjustment.

Available-for-sale securities

Available-for-sale securities include securities held for indefinite periods of time that are not classified either as trading securities or as held-to-maturity securities.  Available-for-sale securities are recognized at cost and carried at fair value in the balance sheet.  Unrealized holding gains and losses are excluded from earnings and recognized in a separate component of other comprehensive income, net of the related tax effects, until realized.

Convertible loan

The Company’s convertible loan has non-detachable conversion feature, that were in-the-money with a beneficial conversion feature as of the commitment date.  At issuance, the Company values separately the beneficial conversion features in convertible loan. Beneficial conversion feature is recognized by allocating to additional paid-in capital of the net proceeds from the sale of the convertible loan equal to the intrinsic value of the beneficial conversion feature.  Intrinsic value is calculated as the difference, as of the commitment date, between the conversion price of the convertible loan and the closing price of the Company’s common stock on the OTCBB, multiplied by the number of shares of the Company’s common stock into which the convertible loan is convertible.  If the intrinsic value of the beneficial conversion feature is greater than the net proceeds allocated to the convertible loan, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds.  Interest expense is recognized using the effective interest method, meaning that any premium or discount upon issuance is amortized over the life of the instrument.

Concentrations of credit risk

During the reporting periods, customers represented 10% or more of the Company’s sales revenue are as follows:

	Nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Customer A	$412,351	$1,449,853
Customer B	249,389	406,103
Customer C	1,102,298	1,292,787
Customer D	1,040,915	1,270,363
Customer E	819,887	950,322
Customer F	262,740	357,789
Customer G	939,969	1,282,167
Customer H	856,894	—
Customer I	615,521	—

	$6,299,964	$7,009,384

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

Details of customers which represented 10% or more of the Company’s trade receivables are:

	September 30,	December 31,
	2009	2008
	(Unaudited)

Customer A	$58,522	$531,047
Customer B	36,235	730,430
Customer C	660,219	700,614
Customer D	616,749	569,392
Customer E	335,839	547,006
Customer F	50,510	653,892
Customer G	620,900	614,022
Customer H	541,983	—
Customer I	394,256	—

	$3,315,213	$4,346,403

Recently issued accounting pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” No. 2009-1)

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

As a result of the Company’s implementation of the Codification during the current quarter, previous references to new accounting standards and literature are no longer applicable. In these financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51)

The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this amended topic has no material impact on the Company’s financial statements.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles - Goodwill and Other (Included in amended Topic ASC 350, previously FASB Staff Position (“FSP”) No. 142-3 “Determination of the Useful Life of Intangible Assets”)

The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company’s financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”)

Amended topic ASC 805 amends the requirements for the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired. The adoption of this amended topic has no material effect on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”)

The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company’s financial statements.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

Financial Instruments (Included in amended Topic ASC 825, previously FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”)

In April 2009, the FASB issued the amended topic to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the amended topic requires those disclosures in summarized financial information at interim reporting periods. The amended topic is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of this amended topic does not have a material impact on the Company’s financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FSP No. 115-2 and SFAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”)

The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company’s financial statements.

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165)

The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140”)

The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, an update to ASC 820 “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU No. 2009-05. ASU No. 2009-05 will become effective for the Company’s annual financial statements for the year ending December 31, 2009. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

3.	Finance costs

		Three months ended		Nine months ended
		September 30		September 30
		2009	2008	2009	2008
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

	Bank loan interest	$—	$—	$—	$7,471
	Amortization of loan discount	13,750	—	13,750	—
	Interest on convertible loan	250	—	250	—
	Other loan interest	31,153	35,759	39,327	106,501
	Bank charges	13,766	41	13,998	101

		$58,919	$35,800	$67,325	$114,073

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Finance cost (Cont’d)

During the nine-month periods ended September 30, 2009 and 2008, loans interest expenses payable to a related company were $Nil and $28,803 respectively.

4.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of September 30, 2009 as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

Accordingly, Fujian Green Planet and Sanming Huajian, both of which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the nine-month periods ended September 30, 2009 and 2008.

5.	Earnings per share

The basic and diluted earnings per share is calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

The diluted earnings per share for the three and nine months ended September 30, 2009 is based on the net income for the said periods and the weighted average number of shares of 24,149,997 and 21,388,128 outstanding respectively during the periods after adjusting for the number of 8,560,630 and 5,858,863 dilutive potential ordinary shares.  The number of 5,578,333 shares of warrants granted to several consultants are included in the calculation.

There was no dilutive instrument outstanding during the nine-month periods ended or as of September 30, 2008.   Accordingly, the basic and diluted earnings per share are the same.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Inventories	September 30,	December 31,
		2009	2008
		(Unaudited)

	Raw materials	$300,383	$101,280
	Work-in-progress	123,416	294,798
	Finished goods	212,477	35,491

		$636,276	$431,569

7.	Intangible assets	September 30,	December 31,
		2009	2008
		(Unaudited)

	Technologies	$740,835	$286,065
	Software	3,183	3,183

		744,018	289,248
	Accumulated amortization	(181,495)	(130,089)

	Net	$562,523	$159,159

The technologies were purchased from third parties for producing products - Solanesol, Organic Green Barley Supplements (Paiqianshu) and Q10 Health Supplements. The application for related patent is in process and has been initially accepted by the relevant government department.

During the periods ended September 30, 2009 and 2008, amortization charge was $51,364 and $27,980 respectively.  The estimated aggregate amortization expenses for intangible assets for the five succeeding years is as follows:

Year ending December 31,
2009	$23,081
2010	77,654
2011	56,480
2012	56,480
2013	56,480

$270,175

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

8.	Property, plant and equipment

		September 30,	December 31,
		2009	2008
		(Unaudited )
	Cost:
	Buildings	$1,928,892	$1,928,892
	Plant and machinery	1,067,964	860,407
	Office equipment	103,887	97,514
	Motor vehicles	92,851	92,851

		3,193,594	2,979,664
	Accumulated depreciation	(712,631)	(546,505)

		2,480,963	2,433,159
	Construction in progress	710,908	710,908

	Net	$3,191,871	$3,144,067

Construction in progress mainly comprises capital expenditure for construction of the Company’s new office and machinery.

During the reporting periods, depreciation is included in:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cost of sales	$34,436	$37,121	$96,727	$94,259
Administrative expenses	23,273	15,329	69,253	59,879

Cost of sales	$57,709	$52,450	$165,980	$154,138

	Certain property, plant and equipment of net book value of $2,297,759 have been pledged for the loans granted to the Company (Note 14).

9.	Land use rights

		September 30,	December 31,
		2009	2008
		(Unaudited)

	Land use rights	$1,124,066	$7,901,606
	Accumulated amortization	(77,925)	(60,392)

		$1,046,141	$7,841,214

	The carrying amount of land use rights as of September 30, 2009 comprises two land use rights, which were acquired for building factories and offices, with carrying amounts of $95,571 and $950,570 respectively.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9.	Land use rights (Cont’d)

The legal title of the first land use right with carrying amount of $95,571 has not yet been transferred to the Company. The application of legal title is in the process and the management expects there will be no legal hindrance in obtaining the legal titles and no extra costs will be incurred.

During the nine months ended September 30, 2009, the Company made an arrangement with the government to move part of the land use rights to operating leases for other pieces of land to promote its newer product portfolio such as fertilizers and pesticides. $5,831,325, representing the carrying value for the land use rights of $6,777,540 less outstanding land use rights payable of $946,215 (Note 12(a)), has been transferred to prepayments for the new land leases. The new operating leases commenced on July 1, 2009 and will be paid over a 30 year period.

During the nine months ended September 30, 2009 and 2008, amortization charge was $17,517 and $17,228 respectively and was included in administrative expenses. The estimated amortization charges of land use rights for the five succeeding years are as follows:

Year ending December 31,
2009	$5,844
2010	23,377
2011	23,377
2012	23,377
2013	23,377

$99,352

10.	Prepayments of operating lease

The prepayments represent the carrying value less outstanding land use rights payable of $5,831,325 of the land use rights transferred under the new operating leases (Note 9) and further payments of $4,378,995 made during the nine months ended September 30, 2009 for other pieces of land to promote the Company’s newer product portfolio such as fertilizers and pesticides. The lower cost of raw materials will fully or partially offset the cost for the new operating leases.

11.	Available-for-sale securities

The amount represents 5,024,038 shares of ONE’s common stock (a 4.9% interest) issued to the Company pursuant to the Preferred Share Purchase Agreement, of which 35% of these share were deposited in an escrow (Note 1).

There were limited trading transactions of ONE’s shares in the market during the past months and the fair value of ONE’s common stock held by the Company as of September 30, 2009 was determined by the management.  The inputs into the determination of fair value require significant management judgment and estimation.

The management determined the fair values of the ONE’s shares as of September 30, 2009 approximated their carrying value and no fair value changes had therefore been recognized.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Other payables and accrued expenses	September 30,	December 31,
		2009	2008
		(Unaudited)

Rental payable		$8,435	$1,834
Salaries payable		65,611	59,497
Other accrued expenses		76,561	61,707
Value-added tax payable		106,500	134,078
Land use rights payable		—	1,004,895

		$257,107	$1,262,011

As detailed in note 9 to the condensed consolidated financial statements, the Company has made an arrangement with the government to move part of the land use rights to promote its newer product portfolio. The Company has no further payment obligations regarding the land use rights.

13.	Amounts due to a related party and a stockholder

The amounts are interest-free, unsecured and repayable on demand.

14.	Secured loans from a financial institution

The Company has negotiated two loans, both of which carry interest at the annual rate of 7.434%.

The loan of $660,150 is secured by a guarantee put up by a guarantee company.  In return, the Company has pledged its plant and equipment with carrying value of $776,916 and paid a counter guarantee of $146,700 to the guarantee company.  The guarantee charges payable to the guarantee company are calculated at 1.8% per annum on the loan.

The other loan of $1,202,940 is secured by the Company’s property with carrying value of $1,520,843.

15.	Convertible loan payable

On June 22, 2009, the Company obtained $300,000 financing from ONE for general corporate and working capital purpose.  The financing was in the form of convertible loan that carries interest at a rate of 10% per annum.  Interest was accrued commencing from September 1, 2009 and shall continue to accrue on a daily basis until payment in full of the funding. The first repayment of $75,000 will be due on December 1, 2009 and the unpaid balance together with all accrued and unpaid interest thereon shall be due and payable on September 1, 2010 or later with a minimum payment of 1.5 times of the loan.  The settlement may be convertible at the election of ONE into shares of the Company common stock at a price of $0.5 per share.

Since the convertible loan has beneficial conversion features, the conversion option of $165,000, valued separately by its intrinsic value, is recorded as an increase to additional paid-in capital and $135,000 is recognized as convertible loan.  The conversion option will be amortized into interest expense over the loan term.  $13,750 of the loan discount has been recognized as interest expense during the current period.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

16.          Common stock and preferred stock

Common stock

On January 15, 2009, the Company issued 404,000 shares of its common stock to several management personnel of the Company in return for their services rendered (Note 18).  On the same day, the Company issued 763,700 shares of its common stock pursuant to the exercise of 763,700 warrants with an exercise price of $0.001 per share previously granted to certain consultants (Note 18).  The Company received proceeds of $764.

Series A preferred stock

The Company is authorized under its Articles of Incorporation to issue 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share.  Each share of the Company’s preferred stock provided the holder with the right to vote 1,000 votes on all matters submitted to a vote of the shareholders of the Company and be convertible into 1,000 shares of the Company’s common stock.  The preferred stock is non-participating and carries no dividend.

17.	Statutory reserve

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

18.	Stock-based compensation

During the nine-month periods ended September 30, 2009, the Company recognized total non-cash stock-based compensation of $13,130 in connection with 404,000 shares of common stocks issued to several management personnel of the Company in return for their services rendered (Note 16).  $12,318, $487 and $325 of the stock-based compensation were charged to the statement of income and comprehensive income as administrative expenses, research and development expenses and selling expenses respectively.

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

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

18.	Stock-based compensation (Cont’d)

The warrants activity during the nine-month period ended September 30, 2009 is as follows:

		Number of warrants
		Outstanding			Outstanding
		as of		Granted/	as of
	Exercise	January		forfeited/	September
Month of grant	price	1, 2009	Exercised	cancelled	30, 2009

October 2008	$0.001	4,718,333	(763,700)	—	3,954,633
December 2008	$0.01	860,000	—	—	860,000

		5,578,333	(763,700)	—	4,814,633

19.	Defined contribution plan

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

The Company contributed $35,811 and $33,776 to the scheme for the nine-month periods ended September 30, 2009 and 2008 respectively.

20.	Commitments and contingencies

(a)           Capital commitments

(i)
As of September 30, 2009 and December 31, 2008, the Company had capital commitment of $83,326 and $53,545 respectively in respect of the acquisition of property, plant and equipment that were contracted but not provided for in the financial statements.

(ii)
As of September 30, 2009 and December 31, 2008, the Company had capital commitment of $220,050 and $161,370 respectively in respect of the acquisition of intangible assets that were contracted but not provided for in the financial statements.

The deposits for the acquisition of intangible assets represent prepayments to certain academic institutions to acquire new technologies, which are still in progress and not ready for use at the respective balance sheet dates. The amounts will be transferred to intangible assets for amortization upon completion of the development.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

20.	Commitments and contingencies (Cont’d)

(b)          Operating lease arrangements

As of September 30, 2009, the Company had three non-cancelable operating leases for its office premises and lands.  The leases will expire at various dates through year 2010 to 2039 and the expected payments as of September 30, 2009 were $52,316,521. The main part of the 30 year payments pertains to the Company’s use of the operating leases for the new product portfolio, of which part is already paid with the land use rights payments.

The rental expenses relating to the operating leases were $15,832 and $8,387 for the nine-month periods ended September 30, 2009 and 2008 respectively. The lower cost of raw materials will fully or partially offset the cost for the new operating leases.

(c)           Escrow agreement

The Company has deposited 35% of the ONE’s shares issued to it pursuant to the Preferred Share Purchase Agreement to an escrow (Note 1).  In the event the Company’s EBITDA for fiscal year 2009 is less than the Company’s EBITDA for fiscal 2008, the number of shares of ONE’s stock issued to the Company shall be proportionately reduced.

21.	Segment information

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

All of the Company’s long-lived assets and revenues classified based on customers are located in the PRC.

22.	Related party transactions

Apart from the transactions as disclosed in notes 3, 11, 13 and 15 to the condensed consolidated financial statements, during the nine-month periods ended September 30, 2009 and 2008, the Company paid rental expenses of $2,638 and $2,580 respectively to a related company in which a stockholder, who is also the director of the Company, has a beneficial interest.

23.	Subsequent event

The Company has evaluated all other subsequent event through November 13, 2009, the date these financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

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

Elevated Throne Overseas Ltd. owns 100% of FuJian Green Planet Bioengineering Co., Ltd., which is a WFOE under the laws of the PRC. WFOE has entered into a series of contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd., a limited liability company headquartered in, and organized under the laws of, the PRC. The PRC restructuring transaction closed as of October 24, 2008. Fujian Green Planet Bioengineering Co., Ltd. is required under the agreements to complete additional post-closing steps required in order to maintain its good standing under PRC law. These steps include Fujian Green Planet Bioengineering Co., Ltd. making required regulatory filings and giving proof to regulatory authorities that it has received the required portion of its registered capital as of the deadline required under PRC law. The Company has applied for an extension of the contribution period to December 31, 2009 with the relevant government bureau and contributed $300,000 to Fujian Green Planet Bioengineering Co., Ltd. on September 7, 2009.

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

On July 22, 2009, Green Planet announced that majority control of the Company had been acquired by ONE Holdings, Corp. (“ONE”). ONE acquired in a series of transactions approximately 80% of the outstanding shares of common stock of Green Planet on a fully diluted basis. The transactions involved the acquisition of common shares and warrants from the majority shareholders of Green Planet and the acquisition by ONE of 5,101 Class A Preferred Shares of Green Planet. As a result of these transactions, ONE has become the majority shareholder of Green Planet and based upon the number of shares outstanding and assuming conversion of the Green Planet preferred stock into common stock, ONE would own approximately 83% of Green Planet’s shares.  Green Planet owns 100% of FuJian Green Planet Bioengineering Co., Ltd., a WFOE, that through a series of contractual arrangements has effective control of the business and operations of and has an irrevocable option to purchase the equity and/or assets of Sanming Huajian Bio-Engineering Co., Ltd. (a PRC company), a green process manufacturer of high quality health supplements, organic fertilizers and pesticides.  Consequently, Green Planet effectively controls the business and operations of Sanming Huajian Bio-Engineering Co., Ltd.

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

Results of Operations and Financial Condition

In this Section, the Company will discuss the following:  (i) results of operations and financial condition for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008 and quarter ended September 30, 2009 versus quarter ended September 30, 2008; (ii) liquidity and capital resources; (iii) a discussion of the Company’s risk factors; and (iv) Company’s critical accounting policies.

Nine Months Ended September 30, 2009 versus September 30, 2008

Net Sales
The Company generated net sales of $7,929,710 for the nine months ended September 30, 2009 compared to $7,501,285 for the nine months ended September 30, 2008, an increase of $428,425 or 6%. The increase in sales is due to a continued focus on driving customer value through all product lines. In addition, the company took advantage of a shift in the product and customer mix combined with a broader product portfolio which also contributed to the increase in sales. The Company continues to experience an increase in demand for its broad product portfolio which caters to a higher number of customers.

Cost of Sales
Cost of sales was $3,419,354 for the nine months ended September 30, 2009 compared to $2,888,249 for the nine months ended September 30, 2008, an increase of $531,105. The increase is due to the higher net sales and broader product lines. We experienced a relatively stable raw material pricing during the two measuring periods. Furthermore, the Company has strong relationships with its vendors.

Gross profit
The gross profit for the nine months ended September 30, 2009 was $4,510,356 compared to $4,613,036 for the same period of last year, a decrease of $102,680 (or 2%). The gross profit margin was 57% and 61% for the nine months ended September 30, 2009 and 2008, respectively. The Company continues to show stability in its market pricing as well as continuity in its manufacturing operations. The main reason for the lower gross profit is due to a temporary change in customer and product mix.

Operating Income
The operating income amounted to $3,482,892 for the nine months ended September 30, 2009 compared to $3,667,119 for same period in 2008, which is a decrease of 5%.

Selling Expenses
Selling expenses totaled $119,134 and $184,452 for the nine months ended September 30, 2009 and September 30, 2008, respectively. The main cost drivers were personnel costs, travel and costs related to various marketing campaigns. The Company has not added any sales staff compared to the same period of last year.

Administrative Expenses
Administrative expenses amounted to $708,666 and $595,164 for the nine months ended September 30, 2009 and September 30, 2008, respectively. The main expenses were attributable to management and staff, accounting, audit fees and facilities expenses. The main reasons for the increase are attributable to various public company expenses such as legal advice, audit fees, and filing fees. In addition, the Company reported a non-cash impacting stock issuance cost of $12,318 in the quarter ended March 31, 2009.

Research and Development Expenses
Research and development (R&D) expenses totaled $199,664 and $166,301 for the nine months ended September 30, 2009 and September 30, 2008 respectively. The increase in R&D expenses is due to costs associated with new product offerings. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Income Taxes
Income tax is accounted for using the tax effect accounting method, whereby the income tax expense of the current period is determined based on the total amount of the income tax payable for the period and the amount of the tax effect of timing differences. The liability method is used in determining the tax effect of the timing differences. The Company records its income taxes based on the requirements of ASC 740, previously SFAS No. 109, “Accounting for Income Taxes,” which includes an estimate of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

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

The Company operates in the People’s Republic of China and is subject to its tax laws. In accordance with the relevant tax laws and regulations of the People’s Republic of China, the enterprise income tax rate has been revised to 25% across the board for all enterprises, whether domestic or foreign-owned from 33% with effect from January 1, 2008. The Company is subject to the United States of America Tax law at a tax rate of 40.7%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

Net Income
The net income for the Company was $2,532,781 and $2,702,709 for the nine months ended September 30, 2009 and September 30, 2008 respectively. The net profit margin was 32% and 36% for the same periods, respectively. The Company continues to show a strong profit margin despite challenging economic conditions.

Three Months Ended September 30, 2009 versus September 30, 2008

Net Sales
The Company generated net sales of $3,462,341 for the three months ended September 30, 2009 compared to $2,634,409 for the three months ended September 30, 2008, an increase of $827,932 or 31%. The increase in sales is mainly due to a broader product line which caters to a higher number of customers.  Additionally, the Company received the benefit of certain sales orders related to the new products which shipped in the current quarter.  The Company anticipates demand for the broader product line to continue into the following quarter.

Cost of Sales
Cost of sales was $1,578,081 for the three months ended September 30, 2009 compared to $1,044,896 for the three months ended September 30, 2008, an increase of $533,185. The increase is due to a higher volume in sales and the change in product and customer mix. We experienced a stable raw material pricing during the two measuring periods. Furthermore, the Company has strong relationships with its vendors.

Gross profit
The gross profit for the three months ended September 30, 2009 was $1,884,260 compared to $1,589,513 for the same period of last year, an increase of $294,747 (or 19%). The gross profit margin was 54% and 60% for the three months ended September 30, 2009 and 2008, respectively. The Company continues to show stability in its market pricing as well as continuity in its manufacturing operations. The main reason for the lower gross profit is due to a change in customer and product mix.

Operating Income
The operating income amounted to $1,501,203 for the quarter ended September 30, 2009 compared to $1,218,137 for same quarter in 2008, which is an increase of 23%.

Selling Expenses
Selling expenses totaled $42,577 and $66,524 for the three months ended September 30, 2009 and September 30, 2008, respectively. The main cost drivers were personnel costs, travel and costs related to various marketing campaigns. The Company has not added any sales staff compared to the same period of last year. In addition, the Company made efforts to lower expenses in line with the economic and market driven volumes.

Administrative Expenses
Administrative expenses amounted to $213,855 and $247,785 for the three months ended September 30, 2009 and September 30, 2008, respectively. The main expenses were attributable to management and staff, accounting, audit fees and facilities expenses. The main reasons for the decrease are attributable to cost containment programs initiated by the Company.

Research and Development Expenses
Research and development (R&D) expenses totaled $126,625 and $57,067 for the three months ended September 30, of 2009 and September 30, 2008 respectively. The increase in R&D expenses is due to a broader product line. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Income Taxes
Income tax is accounted for using the tax effect accounting method, whereby the income tax expense of the current period is determined based on the total amount of the income tax payable for the period and the amount of the tax effect of timing differences. The liability method is used in determining the tax effect of the timing differences. The Company records its income taxes based on the requirements of ASC 740, previously SFAS No. 109, “Accounting for Income Taxes,” which includes an estimate of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

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

The Company operates in the People’s Republic of China and is subject to its tax laws. In accordance with the relevant tax laws and regulations of the People’s Republic of China, the enterprise income tax rate has been revised to 25% across the board for all enterprises, whether domestic or foreign-owned from 33% with effect from January 1, 2008. The Company is subject to the United States of America Tax law at a tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

Net Income
The net income for the Company was $1,074,199 and $885,579 for the three months ended September 30, 2009 and September 30, 2008 respectively. The net profit margin was 31% and 34% for the same periods, respectively. The increase in net income is mainly due to higher sales volume and lower administrative and selling expenses. In addition, the Company’s product and customer mix shifted slightly which contributed to a higher R&D cost which offset some of the gain in volume and expense reduction.

Liquidity and Capital Resources
The Company’s working capital and long-term funding primarily comes from operating cash flow and loans, while the financial resources are used in capital expenditures, operating activities and repayment of loans. Net cash flow used in operating activities amounted to $1,369,110 for the nine months ended September 30, 2009 compared to net cash flow provided by operating activities of $1,858,178 for same period in 2008. The lower cash inflow is mainly due to $4,376,185 prepayments of land to be used for the Company’s operations. The Company’s trade receivables totaled $3,824,262 as of September 30, 2009 compared to $4,346,403 for the same period in 2008. No allowance for doubtful debts was provided for the nine months ended September 30, 2009. The Company believes it has a strong and loyal customer base. The inventory amounted to $636,276 and $431,569 as of September 30, 2009 and September 30, 2008 respectively. The higher inventory level is due to expected increased sales volumes. The main part of the inventory as of September 30, 2009 consists of raw material $300,383. Future operations are estimated to be funded by the Company’s net income. In addition, the Company is working aggressively to reduce its accounts receivables to further strengthen its cash position. The main part of the Company’s cash outflow is estimated to pertain to R&D and administrative expenses. In addition, based on the demand for the Company’s products, the Company plans to add necessary equipment to its manufacturing facility to match the market demand. However, this will be in strong correlation with the product demand factor and the Company’s cash inflow.  The Company has negotiated two loans totaling $1,863,090, both of which carry interest at the annual rate of 7.434%.  As further described in note 14 to the condensed consolidated financial statement, the loans are secured by the Company’s property, plant and equipment and a guarantee put up by a guarantee company. Additionally, the Company obtained a $300,000 financing from ONE for general corporate and working capital purpose.  The financing, as further described in note 15 to the condensed consolidated financial statement, was in the form of a convertible loan that carries interest at a rate of 10% per annum. During the nine months ended September 30, 2009, the Company made an arrangement with the government to move part of the land use rights to operating leases for other pieces of land to promote its newer product portfolio.  The carrying value of $5,831,325 was transferred to prepayments for the new land leases. As further described in note 9 to the condensed consolidated financial statement, the new operating leases commenced on July 1, 2009 and will be paid over 30 years.  The lower cost of raw materials will fully or partially offset the cost for the new operating leases. To further boost the Company’s future liquidity, the Company issued to ONE 5,101 of its series A preferred shares and received in return 5,024,038 common of ONE’s stock valued at $5,000,000. As these shares mature, the Company may liquidate in an orderly fashion these shares to further boost its liquidity.

Subsequent Event

None

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

Exchange Rates	9/30/2009	9/30/2008

Fiscal period/year end RMB : US$ exchange rate	6.82	6.84

Average period/yearly RMB : US$ exchange rate	6.82	7.05

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” No. 2009-1)

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

As a result of the Company’s implementation of the Codification during the current quarter, previous references to new accounting standards and literature are no longer applicable.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51)

The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this amended topic has no material impact on the Company’s financial statements.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles - Goodwill and Other (Included in amended Topic ASC 350, previously FASB Staff Position (“FSP”) No. 142-3 “Determination of the Useful Life of Intangible Assets”)

The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company’s financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”)

Amended topic ASC 805 amends the requirements for the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired. The adoption of this amended topic has no material effect on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”)

The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company’s financial statements.

Financial Instruments (Included in amended Topic ASC 825, previously FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”)

In April 2009, the FASB issued the amended topic to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the amended topic requires those disclosures in summarized financial information at interim reporting periods. The amended topic is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of this amended topic does not have a material impact on the Company’s financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FSP No. 115-2 and SFAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”)

The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company’s financial statements.

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165)

The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140”)

The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, an update to ASC 820 “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU No. 2009-05. ASU No. 2009-05 will become effective for the Company’s annual financial statements for the year ending December 31, 2009. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

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

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s common stock is not traded on any exchange and is not available on any quotation system. There has not been any sale of any unregistered securities for the period ended September 30, 2009.

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

The Company filed the following report on Form 8-K during the quarter for which the report is filed.

1. Form 8-K filed on July 27, 2009 to announce that ONE Holdings, Corp. acquired  majority control (83%) of the Company.

2.  Form 8-K filed on September 2, 2009 announcing $300,000 financing arrangement with ONE Holdings, Corp. to be used for general corporate and working capital request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 14th day of November, 2009.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: November 14, 2009	By:	/s/ Min Zhao
Min Zhao
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)