Form 10-K
period 2009-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2010-03-30
CIK 1392449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
Commission file number 000-52622

GREEN PLANET BIOENGINEERING CO. LIMITED
(Exact Name of Registrant as Specified In Its Charter)

DELAWARE	37-1532842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
20900 NE 30th Avenue, Suite 842, Aventura, FL 33180
(Address of Principal Executive Offices)	(Zip Code)

1 305 704 3174
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

The aggregate market value of the voting common stock held by non-affiliates can not be calculated as of June 30, 2009 since the Company did not have a ticker symbol at this date and was not eligable for trading. The Company started to trade on the OTC Bulletin Board (OTCBB) in July 2009.

The number of shares of common stock outstanding as of March 26, 2010 was 20,006,402.

Documents Incorporated by Reference:  None

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

Elevated Throne Overseas Ltd. owns 100% of FuJian Green Planet Bioengineering Co., Ltd., which is a WFOE under the laws of the PRC. WFOE has entered into a series of contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd., (“Sanming Huajian”) a limited liability company headquartered in, and organized under the laws of, the PRC.

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

On July 22, 2009, Green Planet announced that majority control of the Company had been acquired by ONE Bio, Corp. (“ONE”). ONE acquired in a series of transactions approximately 80% of the outstanding shares of common stock of Green Planet on a fully diluted basis. The transactions involved the acquisition of common shares and warrants from the majority shareholders of Green Planet and the acquisition by ONE of 5,101 Class A Preferred Shares of Green Planet. As a result of these transactions, ONE has become the majority shareholder of Green Planet and based upon the number of shares outstanding and assuming conversion of the Green Planet preferred stock into common stock, ONE would own approximately 83% of Green Planet’s shares.  Green Planet owns 100% of FuJian Green Planet Bioengineering Co., Ltd., a WFOE, that through a series of contractual arrangements has effective control of the business and operations of and has an irrevocable option to purchase the equity and/or assets of Sanming Huajian Bio-Engineering Co., Ltd. (a PRC company), a green process manufacturer of high quality health supplements, organic fertilizers and pesticides.  Consequently, Green Planet effectively controls the business and operations of Sanming Huajian Bio-Engineering Co., Ltd.

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

PRC law places certain restrictions on roundtrip investments through the acquisition of a PRC entity by PRC residents. To comply with these restrictions, in conjunction with the reverse acquisition, we (via our wholly-owned subsidiary, FuJian Green Planet Bioengineering Co., Ltd.) entered into and consummated certain contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd. and their respective stockholders pursuant to which we provide these companies with technology consulting and management services. Through these contractual arrangements, we have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control Sanming Huajian and operate our business in the PRC through Sanming Huajian we are considered the primary beneficiary of Sanming Huajian. Accordingly, we consolidate the results, assets and liabilities of the Sanming Huajian in our financial statements.

We entered into the following contractual arrangements, each of which are enforceable and valid in accordance with the laws of the PRC:

         Entrusted Management Agreement.  Pursuant to this entrusted management agreement among Fujian Green Planet Bioengineering Co., Ltd., Sanming Huajian, and the Sanming Huajian Shareholders (the “Entrusted Management Agreement”), Sanming Huajian and its shareholders agreed to entrust the business operations of Sanming Huajian and its management to Fujian Green Planet Bioengineering Co., Ltd. until Fujian Green Planet Bioengineering Co., Ltd. acquires all of the assets or equity of Sanming Huajian (as more fully described in the Exclusive Option Agreement below). Prior to the occurrence of such event, Sanming Huajian will only own those certain assets that are not sold to Fujian Green Planet Bioengineering Co., Ltd.  We anticipate that Sanming Huajian will continue to be the contracting party under its customer contracts, banks loans and certain other assets until such time as those may be transferred to Fujian Green Planet Bioengineering Co., Ltd. Under the Entrusted Management Agreement, Fujian Green Planet Bioengineering Co., Ltd. will manage Sanming Huajian’s operations and assets, and control all of Sanming Huajian’s cash flow through an entrusted bank account. In turn, it will be entitled to any of Sanming Huajian’s net profits as a management fee, and will be obligated to pay all Sanming Huajian payables and loan payments. The Entrusted Management Agreement will remain in effect until the acquisition of all assets or equity of Sanming Huajian by Fujian Green Planet Bioengineering Co., Ltd. is completed.

Shareholders’ Voting Proxy Agreement.  Under the shareholders’ voting proxy agreement among Fujian Green Planet Bioengineering Co., Ltd. and the Sanming Huajian Shareholders, the Sanming Huajian Shareholders irrevocably and exclusively appointed the members of the board of directors of Fujian Green Planet Bioengineering Co., Ltd. as their proxy to vote on all matters that require Sanming Huajian shareholder approval. The members of the board of directors of Fujian Green Planet Bioengineering Co., Ltd. are identical to those of the Company.

Exclusive Purchase Option Agreement. Under the exclusive option agreement among Fujian Green Planet Bioengineering Co., Ltd. and the Sanming Huajian Shareholders, the Sanming Huajian Shareholders granted Fujian Green Planet Bioengineering Co., Ltd. an irrevocable and exclusive purchase option to acquire Sanming Huajian’s equity and/or remaining assets, but only to the extent that such purchase does not violate limitations imposed by PRC law. Current PRC law does not specifically provide for a non-PRC entity’s equity to be used as consideration for the purchase of a PRC entity’s assets or equity. The option is exercisable when PRC law specifically allows foreign equity to be used as consideration to acquire a PRC entity’s equity interests and/or assets, and when the Company has sufficient funds to purchase Sanming Huajian’s equity or remaining assets. The consideration for the exercise of the option is the shares of Common Stock received by the Sanming Huajian’s Shareholders under the Share Exchange Agreement.

           Share Pledge Agreement. Under this share pledge agreement among Fujian Green Planet Bioengineering Co., Ltd. and the Sanming Huajian Shareholders (the “Share Pledge Agreement”), the Sanming Huajian Shareholders pledged all of their equity interests in Sanming Huajian, including the proceeds thereof, to guarantee all of Fujian Green Planet Bioengineering Co., Ltd.’s rights and benefits under the Restructuring Agreements. Prior to termination of this Share Pledge Agreement, the pledged equity interests cannot be transferred without Fujian Green Planet Bioengineering Co., Ltd.’s prior consent.

Completion of the PRC Restructuring

The PRC restructuring transaction closed on the Closing Date. However, Fujian Green Planet Bioengineering Co., Ltd. is required under the agreements to complete additional post-closing steps required in order to maintain its good standing under PRC law. These steps include Fujian Green Planet Bioengineering Co., Ltd. making required regulatory filings and giving proof to regulatory authorities that it has received the required portion of its registered capital as of the deadline required under PRC law. Specifically, Fujian Green Planet Bioengineering Co., Ltd. must receive 15% of its total registered capital of $2.0MM (“License Payment”) by 3 months of effectiveness of business license, and the remaining $1.7MM by two years from effectiveness of business license, in order to maintain the validity of its business license and its certificate of approval to exist as a wholly foreign-owned entity in the PRC issued by the Fujian Provincial Municipal Government and the Sanming Administration for Industry and Commerce, respectively. This license and approval would become invalid and be immediately cancelled if Fujian Green Planet Bioengineering Co., Ltd. was to fail to make timely payment of the first installment of its registered capital, in which case we could cease to have any claim to control Sanming Huajian Bio-Engineering Co., Ltd. under PRC law. The Company has applied for an extension of the contribution period to December 31, 2009 with the relevant government bureau and contributed $300,000 to Fujian Green Planet Bioengineering Co., Ltd. on September 7, 2009 to satisfy the initial license payment requirement. The Company has as of to date, on February 19, 2010, paid $1,700,000 and fully satisfied the business license requirement.

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

Sanming Huajian Bio-Engineering Co., Ltd’s Business

Sanming Huajian Bio-Engineering Co., Ltd (“Sanming Huajian or “Company”) is a research and development company with a focus on improving human health through the development, manufacture and commercialization of bio-ecological products and over-the-counter products utilizing  extractions of tobacco leaves. Sanming Huajian’s  position in the bioengineering industry comes from its research and development which utilizes patented methods to create downstream products ranging from plant indigenous medicine and pharmaceutical intermediates to eco-friendly products. Since 2007, Sanming Huajian has developed a variety of natural organic products using tobacco leaves.

The Company produces chemical and herbal extracts for use in a wide range of health and wellness products.  Utilizing green technology and proprietary processes, the Company extracts health supplements, fertilizers, and pesticides from waste tobacco. Our chemical extraction processes from tobacco leaves and delivers high purity Solanesol (98%) which can be further extracted into CoenzymeQ10 (“CoQ10”). Discarded tobacco leaves are further extracted to produce organic fertilizers both powdered and particulate and thereby substantially eliminates waste in the process.  The Company also extracts from a variety of plants Resveratrol and 5-HTP, which are key components in many consumer health and wellness products.

We distribute our products through established independent third party distributors who enter into long term distribution agreements with us. Our distributors are focused on the bio-health industry and raw chemical intermediates industry.  This permits use to more accurately forecast sales and required production.  In addition, feedback from our distributors provides us with good visibility on changes in consumer demand.  In addition, we have established non traditional distribution channels, such as universities and hospital research centers.

Growth Strategy

The Company’s principal revenue producing activity involves the extraction of Solanesol from the remains of tobacco leaves.  The Company intends to purchase additional tracts of tobacco leaf land and has the contractual relationships necessary to receive tobacco leaves from tobacco companies on an ongoing basis.  The Company also has established relationships to negotiate additional tobacco leaf contracts necessary to support and increase the organic growth rate of the Company.  These relationships, coupled with our ability to make fertilizer out of the rest of the used tobacco leaves after the Nicotine Sulphate and Solanesol have been extracted ensure that such used tobacco leaves will not be reused into low-grade cigarettes and that the process results in little waste.  Furthermore, by making organic fertilizer from tobacco leaf waste, the Company generates additional revenue from a waste product.

The Company has patented approximately 98% of the dual extraction process that allows the Company to remove Solanesol from the remains of tobacco leaves in a cost effective way.  Our Japanese competitors extract only approximately 30% of tobacco leaf waste. We believe we have the expertise, ability and there is a strong market demand for the Company’s products which calls for an increase in our manufacturing capacity to a level adequate to support the Company’s planned organic growth. As part of our vertical growth strategy, we also intend to manufacture CoQ10, which is one of the finished products produced from the chemical extract Solanesol.

We intend to expand our distribution sales channels and geographic sales areas horizontally to include Europe, Asia-Pacific nations and the USA.  Our entry into the US and European markets will follow the launch of our finished or “end user” over-the-counter products.

Chemical and Herbal Extracts Products

Sanming Huajian is a research and development company with a focus on improving human health through the development, manufacture and commercialization of bio-ecological products and over-the-counter products utilizing the extractions of tobacco leaves.

The Company produces chemical and herbal extracts for use in a wide range of health and wellness products, including:

●	Chemical Extracts

°	High Purity Solanesol (98% purity) which is extracted from discarded tobacco leaves is the mother chemical intermediate for many high-value bio-chemicals such as Coenzyme Q10 and vitamin-K analogues

°	CoQ10 (derivative from Solanesol) is a non-specific immune intensifier, which takes part in cell metabolism and respiration.

●	Herbal Extracts

°	Resveratrol is an active component and a powerful antioxidant extracted from Huzhang (Polygonum cuspidatum). It is extensively used for treatment of various cancers and Alzheimer’s disease.

°	5-HTP (5-Hydroxytryptophan) which is extracted from Griffonia seed has been clinically demonstrated be effective for the treatment of depression, weight control and insomnia.

°	Powdered & Particulate Fertilizers is extracted from discarded tobacco leaves.

Market Analysis

Focus on Asia-Pacific Region

China’s economic recovery continued to strengthen in the second half of 2009. China has reported that its GDP growth accelerated to 8.9% year-over-year in the third quarter of 2009 and 10.7% year-over-year in the fourth quarter of 2009, up from 6.1% and 7.9% in the first two quarters. For the full year 2009, GDP growth was 8.7% year-over-year, compared to 9.8% in 2008 and 11.4% in 2007.  This continued strength in China is evidenced by, among other things, significant growth in retail sales as well as urban fixed-asset investment.  Despite the global economic downturn, China’s economic growth continues to outpace the rest of the world.  In a BBC news article published Friday, November 13, 2009, BBC News noted “This is an astonishing performance considering that China’s major export markets have dried up.  Why has it happened? Mainly because of the stimulus package and the accompanying rise in short-term credit (China, unlike the rest of the world, has not experienced a credit crunch).”

Our product lines and strategic focus are designed to capitalize on this growth.  At the same time, many small businesses in Asia-Pacific continue to be undervalued, providing significant opportunities for the Company to acquire companies that complement our business strategy.  On the cost side, traditionally lower labor costs in the Asia-Pacific Region contribute to higher profit margins, while still maintaining very high product quality standards.

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

Marketing Strategy

The Company’s operational strategy is characterized by:

●	Fast-growing, high-tech bioengineering unit that utilizes green technology and proprietary processes to extract highly profitable health supplements, fertilizers, and pesticides from waste tobacco;

●	Proprietary processes and access to raw materials generate gross margins in excess of 50%;

●	Continuously developing health products to expand its product offering including items with retail potential which will add demand for existing products;

●	Markets its products throughout Asia.

The market penetration strategy for raw chemical material products such as Solanesol, CoQ10 or Nicotine Sulphate, centers on the following implemented strategies:

●	Established referral programs with major universities where most distributors look for new products and technologies.

●	Use the following channels for visibility with potential distributors:

	●	Web advertising

		–	Internal web optimization

		–	Search engine optimization

		–	Sponsored links

	●	Trade shows

	●	Exhibitions

	●	Conferences

●	Use contacts within local provincial governments to refer us to established distributors.

As for the retail over-the-counter products such as the company’s organic fertilizers and pesticides, CoQ10 downstream products and “Paiqianshu”, we run aggressive advertising and marketing campaigns such as:

●	TV ad campaign (including static ads and interviews)

●	Local and national newspapers

●	Radio ad campaign (including static ads and interviews)

●	Web ad campaign

Pricing strategy

The sales of Solanesol, Nicotine Sulphate and CoQ10 represent more than 70% of our overall revenues.  For these products, there are international commodity indexes that are presented daily on Internet.  The indexes are used to set the pricing.

We honor a full two year return (exchange) policy on most of our products for all of our customers.  Since all of our products are derived from tobacco waste, they can be reprocessed, minimizing losses as a result of returned items.  To date, the Company has an insignificant product return rate.

Intellectual Property

Patents and Licenses

The following table is a list of our current patents issued by the PRC:

Patent Name	Application No.	Date	Expiry	Designer	Owner
Synchronization and high efficiency process of Solanesol and Nicotine Sulphate	200610069846.6	2006.8.11	2026.8.11	Min Zhao, Chen Yanmei, Liu Caiqing	Sanming Huajian Bioengineering Co., Ltd.
A Method of Eliminating Plum Bum Products with basic liquid of zymogene mung bean	200710009735.0	2007.11.01	2027.11.01	Lin Xuanxian, Chen Jianmin, Chen Yanmei	Sanming Huajian Bioengineering Co., Ltd.

Note - The patent of “Solanesol-clean extraction method” is exclusively owned by Fudan University. However, pursuant to a Technology Development Contract dated July 28, 2005, between Fudan University and Sanming we have obtained the right to use this technology patent until July 27, 2010.

Pursuant to the PRC Patent Law, which was adopted by the National People’s Congress in 1984, as amended in 1992 and 2000, a patent is valid for a term of twenty years in the case of an invention and a term of ten years in the case of utility models and designs. Our patents are all for invention and subject to twenty year protection.  Also under the PRC Patent Law, any use of a patent without consent or a proper license from the patent owner constitutes an infringement of patent rights.

Trademarks

We hold the following trademarks that are registered with the PRC Trademark Offices of National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Certificate No.	Date	Expiry	Category	Owner
Paiqianshu	4322405	2007.4.20	20174.4.20	No. 30 Refined food from plants, etc.	Sanming Huajian Bioengineering Co., Ltd.
Jimai QQ	4322404 (Application #)		10 years from issuance of certificate	No. 30 Refined food from plants, etc.	Sanming Huajian Bioengineering Co., Ltd.
Jimai QQ	545649 (Application #)		10 years from issuance of certificate	No.1 Fertilizer, chemical products	Sanming Huajian Bioengineering Co., Ltd.
Jinliang	4538612 (Application #)		10 years from issuance of certificate	No.3 Cosmetic, household and personal care chemicals, etc.	Sanming Huajian Bioengineering Co., Ltd.
PURESOLAN	6869795 (Application #)		10 years from issuance of certificate	No.5 Medical products, etc.	Fujian Green Planet Bio- Engineering, Co., Ltd
GREENPLANET	6871472 (Application #)		10 years from issuance of certificate	No.5 Medical products, etc.	Fujian Green Planet Bio- Engineering, Co., Ltd

A registered trademark is protected for a term of ten years, renewable for another term of ten years under the PRC trademark law, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.  In addition to trademark and patent protection law in China, we also rely on contractual provisions to protect our intellectual property rights and brand.

Honors

The following table is a list of honors awarded to our operating units by the People’s Republic of China:

Calendar year	Authorities	Presentation Time	Award Title	Incentives (RMB)
2007	Fujian Provincial Forestry Department, Fujian Provincial Finance Department	In Aug, 2007	Fujian Leading Enterprise of Forestry Industrialization from 2007 to 2008	100K

2007	Fujian Provincial Agriculture Department	In Sep, 2007	Fujian Provincial Demonstration Enterprise of Processing in Agricultural Products	100K

2007	CPC Jianou Committee, Jianou Municipal People’s Government	In Feb., 2008	Key Enterprise

2007	CPC Jianou Committee, Jianou Municipal People’s Government	In Feb., 2008	Revenue Growth Award	100k

2007	Nanping Municipal People’s Government	In Aug., 2008	Leading Enterprise of Agriculture Industrialization for 2008	30k

2008	Fujian Provincial Finance Department	In Dec. 2008	Promotion & Demonstration Projects of Agriculture and Science & Technology ,supported by Provincial Finance for 2008	500k

2008	CPC Jianou Committee, Jianou Municipal People’s Government	In Feb., 2009	Revenue Growth Award	80k

Need For Government Approval

None

Employees

Sanming Huajian currently has approximately 176 full-time employees broken down into:

Management (18)
Research and Development (30)
Supporting staff (19)
Manufacturing staff (109)

Employee benefits include:
The company provides benefits according to the laws of PRC when applicable. Benefits packages are not recognized in the PRC as in the United States.

Financing Activities

On August 31, as reported on Form 8-K on September 2, 2009, Green Planet Bioengineering, Co., Ltd. (“Green Planet” and/or “Registrant”) obtained $300,000 of financing (the “Funding”) from ONE Bio, Corp. (“ONE”), its parent company, which Green Planet will use for general corporate purposes.  This funding allows Green Planet to comply with the initial registered capital requirements for FuJian Green Planet Bioengineering Co., LTD. (“FuJian Green Planet”), its wholly foreign owned subsidiary incorporated under the laws of the Peoples Republic of China.

The Funding provides for an annual interest rate of 10%. Interest shall accrue commencing on September 1, 2009 and shall continue to accrue on a daily basis until payment in full of the Funding. The Funding and interest shall be due and payable as follows:  (i) Green Planet shall pay to ONE equal quarterly payments of Seventy-Five Thousand and no/100 Dollars (US$75,000) with the first of such payments on December 1, 2009; and (ii) the unpaid balance of the Funding together with all accrued and unpaid interest thereon shall be due and payable on the Maturity Date.  The “Maturity Date” or “Due Date” as used in the loan document means the earlier of (i) a funding (from a debt or equity raise) received by the Green Planet in an amount equal to a minimum of 1.5 times the Funding, or (ii) three hundred sixty five days (365) days from September 1, 2009. The Funding may be convertible at the election of ONE into shares of Green Planet Common Stock at a price of $0.50 per share.

Item 1A   Risk Factors

You should consider carefully each of the following business and investment risk factors and all of the other information in this report. If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of our operations could be materially and adversely affected. If that happens, the trading price of our shares of common stock could decline significantly. The risk factors below contain forward-looking statements regarding our business. Actual results could differ materially from those set forth in the forward-looking statements. See “Special Note Regarding Forward-Looking Information.”

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

Over the last few years, the People’s Republic of China’s economy has registered a high growth rate. During the past ten years, the rate of inflation in the People’s Republic of China has been as high as 20.7% and as low as -2.2%. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These corrective measures were designed to restrict the availability of credit or regulate growth and contain inflation. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

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

To date, reforms to the People’s Republic of China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to the People’s Republic of China’s economic system will continue or that we will not be adversely affected by changes in the People’s Republic of China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

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

For example, changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in the People’s Republic of China. Although the People’s Republic of China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government’s ability to continue with its reform.

We face economic risks in doing business in the People’s Republic of China. As a developing nation, the People’s Republic of China’s economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European Country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of the People’s Republic of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. The People’s Republic of China government has confirmed that economic development will follow the model of a market economy. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government’s pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of the People’s Republic of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations. Economic reforms could either benefit or damage our operations and profitability. Some of the things that could have this effect are: i) level of government involvement in the economy; ii) control of foreign exchange; methods of allocating resources; iii) international trade restrictions; and iv) international conflict.

Under the present direction, we believe that the People’s Republic of China will continue to strengthen its economic and trading relationships with foreign countries and business development in the People’s Republic of China will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the People’s Republic of China government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the People’s Republic of China’s political, economic and social life.

The People’s Republic of China legal and judicial system may not adequately protect foreign investors and enforce their rights.

The Chinese legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the People’s Republic of China. However, the People’s Republic of China’s system of laws is not yet comprehensive. The legal and judicial systems in the People’s Republic of China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the People’s Republic of China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The People’s Republic of China’s legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the People’s Republic of China’s political, economic or social life, will not affect the Chinese government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the People’s Republic of China legal system on our business operations in the People’s Republic of China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states, similarly, the People’s Republic of China accounting laws mandate accounting practices, which are not consistent with the United States Generally Accepted Accounting Principles (U.S. GAAP).  The People’s Republic of China’s accounting laws require that an annual “statutory audit” be performed in accordance with People’s Republic of China’s accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution.

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

The value of the Renminbi against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in the People’s Republic of China’s political and economic conditions. As we rely almost entirely on revenues earned in the People’s Republic of China, any significant revaluation of the Renminbi may materially and adversely affect our cash flow, revenue and financial condition. For example, to the extent that we need to convert U.S. Dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. Dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. Dollar appreciates against the Renminbi, the U.S. Dollar equivalent of the Renminbi we convert would be reduced. In addition, the depreciation of significant U.S. Dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the People’s Republic of China government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. On July 21, 2005 the RMB was 8.28 for 1 USD and as of December 31, 2009, the RMB was 6.84 for 1 USD, which is approximately 20% appreciation of the RMB against the USD. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the People’s Republic of China government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. Dollar.

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

State Administration of Foreign Exchange issued a public notice (“October Notice”) effective from November 1, 2005, which requires registration with the State Administration of Foreign Exchange by the People’s Republic of China resident shareholders of any foreign holding company of a People’s Republic of China entity. Without registration, the People’s Republic of China entity cannot remit any of its profits out of the People’s Republic of China as dividends or otherwise; however, it is uncertain how the October Notice will be interpreted or implemented. In the event that the proper procedures are not followed under the October Notice, we could lose the ability to remit monies outside of the People’s Republic of China and would therefore be unable to pay dividends or make other distributions. Our People’s Republic of China resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the People’s Republic of China Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

Risk Related to the Company’s Business and Industry

We give no assurances that any plans for future expansion will be implemented and if we do not secure adequate financing, our profitability may be adversely affected.

Our ability to implement and execute on our business plan and ultimately generate enough revenue to be profitable is directly influenced by our ability to secure adequate financing.  Furthermore, if we do not receive funding from future investors, we will experience delays in our growth strategies and, ultimately, in our profitability.

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

Although our revenues have grown rapidly since our inception from the increasing demand for our products, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

☐	expand our product offerings and maintain the high quality of our products;

☐	manage our expanding operations, including the integration of any future acquisitions;

☐	obtain sufficient working capital to support our expansion and to fill customers’ orders in time;

☐	maintain adequate control of our expenses;

☐	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed; and

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

While the People’s Republic of China economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the People’s Republic of China government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the People’s Republic of China’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in People’s Republic of China which could, in turn, materially increase our costs and also reduce demand for our products.

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

      Our management and the former owners of the businesses we acquire are generally unfamiliar with the requirements of the United States securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission and other regulatory authorities that could be costly, divert management’s attention and disrupt our business.

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

Penny Stock Regulations.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

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

Land Use Rights

The charts below describe our current land use rights.

Land No.	01-01-101
Land Use Right Certificate No.	Ming Guo Yong (2005) No. 6238
User of the Land	Sanming Huajian Bio-Engineering Co., Ltd.
Location	Jikou Farm, Sanming City
Usage	Commercial Services
Area	54,319.4
Form of Acquisition	Assignment
Expiration Date	2054-07-08
Encumbrances	None

Land No.	To be issued
Land Use Right Certificate No.	To be issued
User of the Land	Sanming Huajian Bio-Engineering Co., Ltd.
Location	Jikou Farm, Sanming City
Usage	Commercial Services
Area	9,969.92
Form of Acquisition	Assignment
Expiration Date	50 years after the date of acquirement
Encumbrances	None

Land No. (See Land Lease Rights below)	To be issued
Land Use Right Certificate No.	To be issued
User of the Land	Sanming Huajian Bio-Engineering Co., Ltd.
Location	Sanyuan District, Jingdong Industrial Zone, Sanming City
Usage	Commercial Services
Area	153,846
Form of Acquisition	Assignment
Expiration Date	50 years after the date of acquirement
Encumbrances	None

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

Land Lease Rights

During the twelve months ended December 31, 2009, the Company made an arrangement with the government to move part of the land use rights to operating leases for other pieces of land to promote its newer product portfolio such as fertilizers and pesticides. The new operating leases commenced on July 1, 2009 and will be paid over a 30 year period (Note 9 to financial statements).

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

Item 4    Submissions of Matters to a Vote of Security Holders

                       None

Part II

Item 5    Market For Common Equity and Related Stockholder Matters

The Company’s common stock is available for quotation on the Over the Counter Bulletin Board maintained by FINRA under the symbol “GPLB.OB.” There is no assurance that the company’s stock will continue to be quoted or that any liquidity will exist for our shareholders. The following table provides the quarterly high and low bids per share of common stock reported on the Over the Counter Bulletin Board for the Two (2) quarters of 2009. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Reports.

Fiscal 2009	High	Low

First Quarter	No Trading	No Trading

Second Quarter	No Trading	No Trading

Third Quarter	$1.10	$0.10

Fourth Quarter	$1.01	$0.55

Fiscal 2008	High	Low

First Quarter	No Trading	No Trading

Second Quarter	No Trading	No Trading

Third Quarter	No Trading	No Trading

Fourt Quarter	No Trading	No Trading

Recent Sales of Unregistered Securities

                       None

Changes in Securities

                       Not Applicable

Item 6    Selected Financial Data

                       Not Applicable

Item 7    Management’s Discussion and Analysis of Financial Condition and Results

Overview

In this Section, the Company will discuss the following:  (i) results of operations and financial condition for the years ended December 31, 2009 versus December 31, 2008; (ii) liquidity and capital resources; (iii) a discussion of the Company’s risk factors; and (iv) Company’s critical accounting policies.

Results of Operations and Financial Condition

Years Ended December 31, 2009 versus December 31, 2008

Net Sales
The Company generated net sales of $13,297,616 for the year ended December 31, 2009 compared to $10,401,530 for the year ended December 31, 2008, an increase of $2,896,086 or 28%. The increase was mainly attributable to the increasing demand for the company’s products and a broader product portfolio catering to a higher number of customers. In addition, the company management has implemented key ratio targets in order to increase accountability and sales among the employees and management.

Cost of Sales
Cost of sales was $5,553,342 for the fiscal year 2009 compared to $3,939,610 for the year ended 2008, an increase of $1,613,732 (or 41%). The increase is mainly due to higher net sales and a change in customer and product mix. The Company has experienced raw material pricing pressure during the last year. However, the Company has strong relationships with its vendors, and continues to leverage these to maintain competitive raw material pricing to help stabilize the costs.

Gross profit
The gross profit for fiscal year 2009 was $7,744,274 compared to $6,461,920 for 2008, an increase of $1,282,354 (or 20%). The gross profit margin was 58% and 62% for the years 2009 and 2008, respectively. The Company continues to show stability in its market pricing as well as continuity in its manufacturing operations with high efficiency and yields. The increased pressure on raw materials has created a decrease in gross profit margin as the Company has not been able to fully pass the increased cost to its customers.

Operating Income
The operating income amounted to $5,941,181 for 2009 compared to $4,651,796 for 2008, which is an increase of 28%. The increased net sales together with efficient cost control resulted in the increased operating income.

Selling Expenses
Selling expenses totaled $477,345 and $247,991 for the years ended 2009 and 2008, respectively. The main cost drivers were personnel costs, travel and costs related to various marketing and sales campaigns. The increase in selling expenses is mainly attributable to added sales personnel in order to drive additional sales volume and maintain the expanded product portfolio.

Administrative Expenses
Administrative expenses amounted to $947,251 and $1,117,729 for the years ended 2009 and 2008, respectively. The main expenses were attributable to management and staff, accounting, audit fees and facilities expenses. In addition, the Company reported a stock-based compensation in 2009 of $13,130, which had no cash impact.

Research and Development Expenses
Research and development (R&D) expenses totaled $378,497 and $444,404 for the years ended 2009 and 2008, respectively. The R&D expenses pertain to the Company’s efforts to broaden and strengthen its product portfolio in order to increase sales and its customer base.

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

The Company operates in the People’s Republic of China and is subject to its tax laws. In accordance with the relevant tax laws and regulations of the People’s Republic of China (PRC), the corporation income tax rate has been revised to 25% across the board for all enterprises, whether domestic or foreign-owned from 33% with effect from January 1, 2008. The Company is subject to the United States of America Tax law at a tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

Net Income
The net income for the Company was $4,318,399 and $3,350,299 for the years ended 2009 and 2008, respectively an increase of $968,100 (or 29%). The net profit margin was 33% and 32% for the same periods, respectively. The Company was able to maintain a strong net profit margin during 2009 mainly due to increased sales and strong cost containment initiated by management.

Liquidity and Capital Resources
The Company’s working capital and long-term funding primarily comes from operating cash flow and loans, while our financial resources are used in capital expenditures, operating activities and repayment of loans. Net cash flow provided by operating activities amounted to $3,296,081 for 2009 compared to $1,704,438 for 2008. The improved cash inflow compared to 2008 is due to positive development in regard to the net income and improved accounts receivable management. The Company’s trade receivables totaled $5,078,734 as of December 31, 2009 compared to $4,346,403 as of December 31, 2008. No allowance for doubtful debts was provided for the years ended December 31, 2009 and 2008. The Company believes it has a strong and loyal customer base. The inventory amounted to $1,203,490 and $431,569 as of December 31, 2009 and December 2008, respectively. The increased inventory level is due to anticipated improved sales activities and the company has started to build up for the ramp up in sales volume. The main part of the inventory as of December 31, 2009 consists of work in progress ($1,022,630). Future operations are estimated to be funded by the Company’s strong net income. In addition, the Company is working aggressively to reduce its accounts receivables to further strengthen its cash position. The main part of the Company’s cash outflow is estimated to pertain to R&D and administrative expenses. In addition, based on the demand for the Company’s products, the Company plans to add necessary equipment to its manufacturing facility to match the market demand. However, this will be in strong correlation with the product demand factor and the Company’s cash inflow.  The Company has negotiated two loans totaling $1,860,561, both of which carry an annual interest rate of 7.43%. The loans are secured by the Company’s property, plant and equipment and a guarantee is put up by a guarantee company. Additionally, the Company obtained $300,000 in financing (convertible loan) from ONE Bio, Corp. (“ONE”), the parent company, for general corporate purposes. The loan carries an annual interest rate of 10%. To further boost the Company’s future liquidity, the Company issued to ONE, 5,101 of its series A preferred shares and received in return 5,024,038 shares of ONE’s common stock valued at $5,000,000. As these shares mature, the Company may liquidate in an orderly fashion these shares to further boost its liquidity.

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

The source for the below exchange rate information is from Oanda.com

Exchange Rates	12/31/2009	12/31/2008

Fiscal year end RMB : US$ exchange rate	6.84	6.85

Average yearly RMB : US$ exchange rate	6.83	6.83

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

Recent Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

            In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810)- Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2010-16 ““Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2010-17 Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

Part III

Item 10   Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(A) of the Exchange Act

Directors and Officers

Generally, each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. The Directors and Officers of the Company are as follows:

Name	Age	Position	Term

Min Zhao	41	Chief Executive Officer and Director	November 2008 to present

Jian Min Chen	45	Chief Scientist and Director	November 2008 to present

Shanyan Ou	33	VP of Sales & Marketing and Director	November 2008 to present

Minyan Zheng	29	Director	November 2008 to present

Jianrong Chen	56	Director	November 2008 to present

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

Shanyan Ou, Vice President of Sales, Director: Mrs. Ou is an active executive member of Sanming Youth Entrepreneur Association, Deputy to the National People’s Congress of Sanyuan District and a youth federation member of Sanyuan District Youth League. In 1999, Ms. Ou graduated from Beijing University major in English as a foreign language, and a business management certification from Capital Economical Trade University of China in 2003. In 2005, Ms. Ou obtained her MBA degree in Hong Kong Business Management Institute. Ms. Ou has over 10 years of sales and marketing experience and has held various senior positions with focus in biological drugs manufacturing and chemical industry.

Zheng Jianrong, Director: Mr. Zheng is the Chairman of Jiangle Jianlong Mineral Industry Limited. Mr. Zheng is a member of Sanming Political Consultative Conference and Chairman of the Jiangle fungus grass ganoderma lucidum bio-engineering. Mr. Zheng is the Fujian Province non-ferrous metal Leading enterprise representative. His domestic profession is mainly geared to investments in the mining industry and, biological medicine in the mainland China.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2009 and 2008.

Code of Ethics

The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

Item 11   Executive Compensation

The following is a summary of the compensation paid by Sanming Huajian to its Chief Executive Officer for the two years ended December 31, 2009 and 2008 respectively. Sanming Huajian has no other executive officers that received compensation in excess of $100,000 for any of these two years. 1USD = 6.84 RMB as of March 19, 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Min Zhao – CEO	2009 2008	38,341 21,898	4,064 4,672	0 0	0 0	0 0	0 0	0 0	42,404 26,570
Mrs. Shanyan Ou – VP Sales	2009 2008	21,442 14,015	3,035 3,358	0 0	0 0	0 0	0 0	0 0	24,477 17,373

Item 12   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 26, 2010, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group, and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class (%)
One Bio, Corp (3)	20,881,399	82.67%
Min Zhao	1,632,150	6.46%
Min Yan Zheng	1,216,183	4.81%
Shanyuan Ou	30,000	0.12%
All Directors and Executive Officers (3 persons)	2,878,333	11.39%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date.  In determining the percent of common stock owned by a person or entity on March 26, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 26, 2010 (20,006,402), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred (5,101preferred to 5,101,000 common) and on exercise of the warrants and options (152,599). Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Unless otherwise indicated, the address of all beneficial owners is No. 126 Mingdu Building, Gongye road, Sanming City, Fujian, China.
(3)	Address for One Bio, Corp. 20900 NE 30th Ave, Suite 842, Aventura, Florida 33180, USA

Change in Control

The Company does not anticipate any changes in control.

Item 13           Certain Relationships and Related Transactions

The Company paid rental fees of $4,709 and $3,460 to an entity owned by a majority shareholder for 2009 and 2008, respectively.

Item 14   Exhibits and Reports on Form 8-K

(a)            Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350

 (b)                   Reports on form 8-K

The Company filed the following reports on Form 8-K pertaining to the year ended December 31, 2009.

1. Form 8-K filed on July 27, 2009 to announce that ONE Bio, Corp. acquired a majority control (83%) of the Company.

2.  Form 8-K filed on September 2, 2009 announcing $300,000 financing arrangement with ONE Bio, Corp. to be used for general corporate purposes.

Item 15           Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed (or expected to be billed) for the fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements was $45,000 including expenses.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Signatures on Next Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March 2010.

Green Planet Bioengineering Co, Ltd.

Date: March 30, 2010	By: /s/	Min Zhao
Min Zhao
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: March 30, 2010	By: /s/	Shanyuan Ou
Shanyan Ou
Director

Date: March 30, 2010	By: /s/	Min Yan Zheng
Min Yan Zheng
Director

Date: March 30, 2010	By: /s/	Min Jian Chen
Dr. Min Jian Chen
Director

Date: March 30, 2010	By: /s/	Jianrong Zheng
Jianrong Zheng
Director

Green Planet Bioengineering Co., Ltd.

Consolidated Financial Statements
For the years ended December 31, 2009 and 2008
(Stated in US dollars)

Green Planet Bioengineering Co., Ltd.
Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Green Planet Bioengineering Co., Ltd.

We have audited the accompanying consolidated balance sheets of Green Planet Bioengineering Co., Ltd. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Planet Bioengineering Co., Ltd. as of December 31, 2009 and 2008 and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
March 26, 2010

Green Planet Bioengineering Co., Ltd.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Year ended December 31,
	2009	2008

Sales revenue	$13,297,616	$10,401,530
Cost of sales	(5,553,342)	(3,939,610)

Gross profit	7,744,274	6,461,920

Operating expenses
Administrative expenses	947,251	1,117,729
Research and development expenses	378,497	444,404
Selling expenses	477,345	247,991

	1,803,093	1,810,124

Income from operations	5,941,181	4,651,796
Interest income	4,912	14,141
Subsidy income	21,966	57,660
Other income	(12,031)	1,435
Finance costs	(144,074)	(151,814)

Income before income taxes and minority interest	5,811,954	4,573,218
Income taxes	(1,493,555)	(1,222,919)

Net income	$4,318,399	$3,350,299

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$4,318,399	$3,350,299
Other comprehensive income
Unrealized foreign currency gain (loss)	(17,183)	747,343

Total comprehensive income	$4,301,216	$4,097,642

Earnings per share
- Basic	$0.27	$0.24

- Diluted	$0.25	$0.22

Weighted average number of shares outstanding :
- Basic	16,239,234	14,193,831

- Diluted	17,289,953	15,220,563

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Consolidated Balance Sheets
(Stated in US dollars)

	As of December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$791,775	$665,568
Trade receivables	5,078,734	4,346,403
Deferred taxes	76,772	31,643
Prepaid expense and other receivables	820,288	51,841
Inventories	1,203,490	431,569
Prepayments of operating lease	1,711,130	-

Total current assets	9,682,189	5,527,024
Intangible assets	681,315	159,159
Deposit for acquisition of intangible assets	161,151	161,370
Property, plant and equipment, net	3,507,538	3,144,067
Land use rights	1,000,428	7,841,214
Deferred taxes	22,770	8,977
Available for sale securities	5,000,000	-
Prepayments of operating lease	7,790,914	-

TOTAL ASSETS	$27,846,305	$16,841,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$557,155	$715,363
Other payables and accrued expenses	541,371	1,262,011
Amount due to a related party	16,189	11,443
Amount due to a stockholder	34,528	3,362
Deferred taxes	148,581	-
Secured loans from a financial institution	1,860,561	-
Convertible loan payable	190,000	-
Loan from government	-	146,700
Income tax payable	611,745	301,197
Deferred revenue	62,995	63,081

Total current liabilities	4,023,125	2,503,157
	-	-

TOTAL LIABILITIES	4,023,125	2,503,157

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share, Authorized: 10,000,000 shares in 2009 and 2008, 5,101 issued and outstanding in 2009, none in 2008	5	-
Common stock : par value $0.001 per share Authorized : 250,000,000 shares in 2009 and 40,000,000 shares in 2008; issued and outstanding : 20,006,402 shares in 2009 and 14,141,667 shares in 2008	20,006	14,422
Additional paid-in capital	10,293,896	5,116,175
Statutory reserve	1,305,895	848,550
Accumulated other comprehensive income	1,458,976	1,476,159
Retained earnings	10,744,402	6,883,348

TOTAL STOCKHOLDERS’ EQUITY	23,823,180	14,338,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,846,305	$16,841,811

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net income	$4,318,399	$3,350,299
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	223,988	206,592
Amortization for intangible assets	63,631	39,546
Amortization for land use rights	61,801	22,971
Amortization for prepayment of operating lease	254,911
Deferred taxes	89,659	16,206
Stock-based compensation	13,130	182,239
Convertible loan interest	55,000	-
Changes in operating assets and liabilities :
Trade receivables	(733,295)	(2,047,083)
Other receivables	(751,643)	-
Inventories	(771,921)	278,001
Trade payables	(158,208)	46,491
Other payables and accrued expenses	284,255	(202,100)
Amount due to a related party	4,746	(34,380)
Amount due to a stockholder	31,166	-
Income tax payable	310,548	(139,929)
Deferred revenue	(86)	(14,415)

Net cash flows provided by operating activities	3,296,081	1,704,438

Cash flows from investing activities
Payments to acquire intangible assets	(586,003)	(245,055)
Payments to acquire property, plant and equipment	(608,532)	(1,586)
Payment to acquire land use right	(58,680)	-
Deposits and prepayments of operating lease	(3,934,832)	-

Net cash flows used in investing activities	(5,188,047)	(246,641)

Cash flows from financing activities
Issue of common stock	5,180	140,000
Issue of capital by Sanming Huajian	-	625,290
Proceeds of bank loans	1,860,561	288,300
Repayments of bank loans	-	(288,300)
Convertible loan from a major shareholder	300,000	-
Repayments of other loans	-	(1,917,195)
Repayments of loan from government	(146,700)	-
Advances from a stockholder	-	(25,481)

Net cash flows provided by (used in) financing activities	2,019,041	(1,177,386)

Effect of foreign currency translation on cash and cash equivalents	(868)	52,076

Net increase in cash and cash equivalents	126,207	332,487
Cash and cash equivalents - beginning of year	665,568	333,081

Cash and cash equivalents - end of year	$791,775	$665,568

Supplemental disclosures for cash flow information:
Cash paid for interest	$74,230	$151,382
Cash paid for Income taxes	$1,493,555	$1,346,641

Non-cash transaction:
Transfer of land use rigtht to prepayment for operating lease	$5,834,519	$-
Issue of preferred stock	5,000,000	-
Acquisition of available-for-sale securities	$5,000,000	$-

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Consolidated Statements of Stockholders’ Equity
(Stated in US dollars)

							Accumulated
	Common stock		Preferred stock		Additional		other
	Number		Number		paid-in	Statutory	comprehensive	Retained
	of shares	Amount	of shares	Amount	capital	reserve	income	earnings	Total

Balance, January 1, 2008	14,141,667	$14,142			$4,118,926	$481,912	$728,816	$3,899,687	$9,243,483
Issue of capital by Sanming Huajian					625,290				625,290
Recapitalization	90,000	90			49,910				50,000
Issue of common stock for cash	140,000	140			139,860				140,000
Issue of common stock for services rendered	50,000	50			12,450				12,500
Issue of warrants for services rendered					169,739				169,739
Net income								3,350,299	3,350,299
Foreign currency translation							747,343		747,343
Appropriation to statutory reserve						366,638		(366,638)	-

Balance, December 31, 2008	14,421,667	14,422	-	-	5,116,175	848,550	1,476,159	6,883,348	14,338,654

Issuance of preferred stock			5,101	5	4,999,995				5,000,000
Issuance of convertible loan					165,000				165,000
Issue of common stock for services rendered	404,000	404			12,726				13,130
Issue of warrants for services rendered	5,180,735	5,180							5,180
Net income								4,318,399	4,318,399
Foreign currency translation							(17,183)		(17,183)
Appropriation to statutory reserve						457,345		(457,345)

Balance, December 31, 2009	20,006,402	$20,006	5,101	$5	$10,293,896	$1,305,895	$1,458,976	$10,744,402	$23,823,180

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

Elevated Throne was incorporated in the British Virgin Islands (the “BVI”) on May 8, 2008 as a limited liability company with registered share capital of $50,000, divided into 50,000 common shares of $1 par value each. Elevated Throne formed Fujian Green Planet Bioengineering Co., Ltd. (“Fujian Green Planet”) as a wholly foreign-owned enterprise under the laws of the People’s Republic of China (the “PRC”) on July 25, 2008. Fujian Green Planet has a registered capital of $2,000,000. Pursuant to Fujian Green Planet’s articles of association, Elevated Throne is required to contribute $300,000 to Fujian Green Planet as capital (representing 15% of Fujian Green Planet’s registered capital) before October 17, 2008. The Company has applied for an extension of the contribution period to December 31, 2009 with the relevant government bureau and contributed $300,000 to Fujian Green Planet Bioengineering Co., Ltd. on September 7, 2009 to satisfy the initial license payment requirement. The Company has as of to date, on February 19, 2010, paid $1,700,000 and fully satisfied the business license requirement.

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

On June 17, 2009, the Company entered into a Preferred Share Purchase Agreement with ONE Bio Corp. (“ONE”) pursuant to which the Company agreed to sell and ONE agreed to acquire 5,101 shares of the Company’s preferred stock (“Preferred Stock”), with par value $0.001 per share. Each share of the Preferred Stock shall (a) provide ONE with the right to vote 1,000 votes on all matters submitted to a vote of the Company’s shareholders and (b) be convertible into 1,000 shares of the Company’s common stock. ONE paid to the Company for the said shares of Preferred Stock $5,000,000 which was paid by ONE through the issuance to the Company 5,024,038 shares, representing 4.7% of ONE’s issued and outstanding common stock. The transaction closed on July 22, 2009 upon receipt of all required documents and stock certificates.

As part of the transaction, the Company has also agreed that 35% of the ONE’s shares issued to the Company shall be deposited into an escrow account in the event the Company’s EBITDA for fiscal year 2009 is less than the Company’s EBITDA for fiscal 2008, the number of shares of ONE’s stock issued to the Company shall be proportionately reduced as provided for in the Preferred Stock Purchase Agreement. The Company is also subject to a lockup and leak out period and has one Piggy-Back Registration right as further defined in the Preferred Stock Purchase Agreement.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results for the year ended December 31, 2009, have been made. These consolidated financial statements should be read in conjunction with the financial foot notes thereto and the Company’s Form 10K for the year ended December 31, 2009.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Use of estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions include, but are not limited to, the valuation of trade receivables, inventories, fair value of available-for-sale securities, deferred taxes and stock-based compensation, and the estimation on useful lives and realizability of intangible assets and property, plant and equipment.  Actual results could differ from those estimates.

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

The following table summarizes the valuation of the Company’s investments by the above fair value hierarchy levels as of December 31, 2009:

Assets	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$-	$-	$5,000,000	$5,000,000

The Company did not have any investment measured at fair value as of December 31, 2008.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Accumulated other comprehensive income

Accumulated other comprehensive income in the consolidated balance sheet represents foreign currency translation adjustment.

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

Concentrations of credit risk

During the reporting periods, customers representing the highest sales revenue of the Company are as follows:

	Year ended December 31,
	2009	2008

Customer A	$1,455,749	$1,639,419
Customer B	1,375,519	1,620,752
Customer C	1,323,746	1,599,553
Customer D	1,251,927	1,593,839
Customer E	1,095,719	1,260,189
Customer F	1,004,728	1,110,197
Customer G	971,834	1,030,774
Customer H	929,723	-
Customer I	928,296	-

	$10,337,241	$9,854,723

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

Details of customers which represent the highest value of the Company’s trade receivables are:

	As of December 31
	2009	2008

Customer A	$645,345	$531,047
Customer B	533,892	700,614
Customer C	547,485	614,022
Customer D	620,080	569,392
Customer E	323,852	547,006
Customer F	300,199	730,430
Customer G	681,506	653,892
Customer H	671,062	-
Customer I	168,769	-

	$4,492,190	$4,346,403

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  As of December 31, 2009 and 2008, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

2.            Summary of significant accounting policies (Cont’d)

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables.  A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

No allowance for doubtful debts was provided for during the years ended December 31, 2009 and 2008.

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

No allowance of obsolete inventories was provided for during the years ended December 31, 2009 and 2008.

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

Stock-based compensation

The Company follows the provisions of ASC Topic 718 formerly SFAS No. 123R, “Share-Based Payment”, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC Topic 718 also requires measurement of cost of a liability-classified award based on its current fair value.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC Topic 740 formerly FAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with ASC Topic 260 formerly SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the year ended December 31, 2009, dilutive potential shares included warrants issued to consultants.

Comprehensive income

The Company has adopted ASC Topic 220 formerly SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income and foreign currency translation adjustments.

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in accumulated other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2009 and 2008 were 1USD for $6.84 and $6.85 respectively.

Recently issued accounting pronouncements

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505, ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

Recently issued accounting pronouncements (cont’d)

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2010-16 ““Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2010-17 Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.   Finance costs

	Twelve months ended December 31
	2009	2008

Bank loan interest	$74,230	$7,592
Amortization of loan discount	55,000	-
Interest on convertible loan	-	-
Other loan interest	-	143,790
Bank charges	14,316	432
Exchange loss	528
	$144,074	$151,814

3.	Finance cost (Cont’d)

During the twelve-month periods ended December 31, 2009 and 2008, loan interest expenses payable to a related company were $Nil and $37,840 respectively.

4.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of December 31, 2009 as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

Accordingly, Fujian Green Planet and Sanming Huajian, both of which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the twelve month periods ended December 31, 2009 and 2008.

The components of the provision for income taxes are:-

	Year ended December 31,
	2009	2008

Current taxes - PRC	$1,403,897	$1,206,713
Deferred taxes	89,658	16,206

	$1,493,555	$1,222,919

Deferred tax assets as of December 31, 2009 and 2008 composed of the following:-

	As of December 31,
The PRC	2009	2008
Current deferred tax assets :
Decelerated amortization of land use rights	$-	$	,608
Decelerated amortization of intangible assets	4,395		2,200
Provision of expenses	72,378		26,835

	$76,772		$31,643

Non-current deferred tax assets :
Accelerated amortization of intangible assets	$18,679		$(4,951)
Provision of expenses	4,091		13,928

	$22,770		$8,977

Current deferred tax liabilities Rental expenses capitalized in inventory	$(148,581)		$-

5.	Earnings per share

The basic and diluted earnings per share are calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

The diluted earnings per share for the fiscal year ended December 31, 2009 is based on the net income for the period and the weighted average number of 17,289,953.  This includes the adjustment for the preferred shares outstanding of 5,101 convertible into common shares of 5,101,000 and the conversion of warrants into common stock in the last quarter of the year.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US dollars)

6. Inventories	December 31,	December 31,
	2009	2008

Raw materials	$124,131	$101,280
Work-in-progress	1,022,630	294,798
Finished goods	56,728	35,491

	$1,203,490	$431,569

7. Intangible assets	December 31,	December 31,
	2009	2008

Technologies	$871,680	$286,065
Software	3,179	3,183

	874,859	289,248
Accumulated amortization	(193,544)	(130,089)

Net	$681,315	$159,159

The technologies were purchased from third parties for producing products - Solanesol, Organic Green Barley Supplements (Paiqianshu) and Q10 Health Supplements. The application for related patent is in process and has been initially accepted by the relevant government department.

During the periods ended December 31, 2009 and 2008, amortization charge was $63,631 and $39,546 respectively. The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

Year ending December 31,
2010	$105,384
2011	104,748
2012	104,748
2013	104,748
2014	104,748

$524,376

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8. Property, plant and equipment	December 31,	December 31,
	2009	2008

Cost:
Buildings	$1,926,273	$1,928,892
Plant and machinery	1,245,877	860,407
Office equipment	110,816	97,514
Motor vehicles	108,579	92,851

	3,391,545	2,979,664
Accumulated depreciation	(769,751)	(546,505)

	2,621,794	2,433,159
Construction in progress	885,744	710,908

Net	$3,507,538	$3,144,067

Construction in progress mainly comprises of capital expenditure for construction of the Company’s new office and machinery.

During the reporting periods, depreciation is included in:

	Twelve months ended
	December 31
	2009	2008

Cost of sales	$131,060	$116,137
Administrative and R&D expenses	92,833	90,455

Total	$223,892	$206,592

Certain property, plant and equipment of net book value of $2,352,712 have been pledged for the loans granted to the Company (Note 14).

9. Land use rights	December 31,	December 31,
	2009	2008

Land use rights	$1,122,540	$7,901,606
Accumulated amortization	(122,112)	(60,392)

	$1,000,428	$7,841,214

The carrying amount of land use rights as of December 31, 2009 comprises two land use rights, which were acquired for building factories and offices, with carrying amounts of $92,638 and $907,790 respectively.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

9.	Land use rights (Cont’d)

The legal title of the first land use right with carrying amount of $92,638 has not yet been transferred to the Company. The application of legal title is in the process and the management expects there will be no legal hindrance in obtaining the legal titles and no extra costs will be incurred.

During the twelve months ended December 31, 2009, the Company made an arrangement with the government to move part of the land use rights to operating leases for other pieces of land to promote its newer product portfolio such as fertilizers and pesticides. $5,834,519 representing the carrying value for the land use rights of $6,779,444 less outstanding land use rights payable of $944,925 (Note 12), has been transferred to prepayments for the new land leases. The new operating leases commenced on July 1, 2009 and will be paid over a 30 year period.

During the twelve months ended December 31, 2009 and 2008, amortization charge was $61,776 and $22,971 respectively and was included in administrative expenses. The estimated amortization charges of land use rights for the five succeeding years are as follows:

Year ending December 31,
2010	$22,451
2011	22,451
2012	22,451
2013	22,451
2014	22,451

$112,254

10.	Prepayments of operating lease

The prepayments represent the carrying value less outstanding land use rights payable of $5,834,519 of the land use rights transferred under the new operating leases (Note 9) and further payments of $4,378,995 made during the twelve months ended December 31, 2009 for other pieces of land to promote the Company’s newer product portfolio such as fertilizers and pesticides. The lower cost of raw materials will fully or partially offset the cost for the new operating leases.

11.	Available-for-sale securities

The amount represents 5,024,038 shares of ONE’s common stock (a 4.9% interest) issued to the Company pursuant to the Preferred Share Purchase Agreement, of which 35% of these share were deposited in an escrow (Note 1).

There were limited trading transactions of ONE’s shares in the market during the past months and the fair value of ONE’s common stock held by the Company as of December 31, 2009 was determined by the management. The inputs into the determination of fair value require significant management judgment and estimation.

The management determined the fair values of the ONE’s shares as of December 31, 2009 approximated their carrying value and no fair value changes had therefore been recognized.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

12. Other payables and accrued expenses	December 31,	December 31,
	2009	2008

Rental payable	$-	$1,834
Salaries payable	71,337	59,497
Other accrued expenses	311,037	61,707
Value-added tax payable	158,997	134,078
Land use rights payable	-	1,004,895

	$541,371	$1,262,011

As detailed in note 9 to the consolidated financial statements, the Company has made an arrangement with the government to move part of the land use rights to promote its newer product portfolio. The Company has no further payment obligations regarding the land use rights.

13.	Amounts due to a related party and a stockholder

The amounts are interest-free, unsecured and repayable on demand.

14.	Secured loans from a financial institution

The Company has negotiated two loans, both of which carry interest at the annual rate of 7.434%.

The loan of $659,224 is secured by a guarantee put up by a guarantee company. In return, the Company has pledged its plant and equipment with carrying value of $750,592 and paid a counter guarantee of $146,451 to the guarantee company.  The guarantee charges payable to the guarantee company are calculated at 1.8% per annum on the loan.

The other loan of $1,201,307 is secured by the Company’s property with carrying value of $1,905,144.

15.	Convertible loan payable

On June 22, 2009, the Company obtained $300,000 financing from ONE for general corporate and working capital purposes. The financing was in the form of convertible loan that carries interest at a rate of 10% per annum. Interest was accrued commencing from September 1, 2009 and shall continue to accrue on a daily basis until payment in full of the funding. The first repayment of $75,000 will be due on December 1, 2009 and the unpaid balance together with all accrued and unpaid interest thereon shall be due and payable on September 1, 2010 or later with a minimum payment of 1.5 times of the loan. The settlement may be convertible at the election of ONE into shares of the Company common stock at a price of $0.5 per share.

Since the convertible loan has beneficial conversion features, the conversion option of $165,000, valued separately by its intrinsic value, is recorded as an increase to additional paid-in capital and $135,000 is recognized as convertible loan. The conversion option will be amortized into interest expense over the loan term. $55,000 of the loan discount has been recognized as interest expense during the current period.

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

During the twelve month periods ended December 31, 2009, the Company recognized total non-cash stock-based compensation of $13,130 in connection with 404,000 shares of common stocks issued to several management personnel of the Company in return for their services rendered (Note 16). $12,318, $487 and $325 of the stock-based compensation were charged to the statement of income and comprehensive income as administrative expenses, research and development expenses and selling expenses respectively.

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

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

18.	Stock-based compensation (Cont’d)

The warrants activity during the fiscal year ended December 31, 2009 is as follows:

		Number of warrants
		Outstanding			Outstanding
		as of		Granted/	as of
	Exercise	January		forfeited/	December
Month of grant	price	1, 2009	Exercised	cancelled	31, 2009

October 2008	$0.001	4,718,333	(4,320,734)	(245,000)	152,999
December 2008	$0.01	860,000	(860,000)	-	-

		5,578,333	(5,180,734)	(245,000)	152,999

19.	Defined contribution plan

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

The Company contributed $47,803, and $45,323 to the scheme for the twelve month periods ended December 31, 2009 and 2008 respectively.

20.	Commitments and contingencies

(a)           Capital commitments

(i)
As of December 31, 2009 and December 31, 2008, the Company had capital commitment of $262,117 and $53,545 respectively in respect of the acquisition of property, plant and equipment that were contracted but not provided for in the financial statements.

(ii)
As of December 31, 2009 and December 31, 2008, the Company had capital commitment of $161,151 and $161,370 respectively in respect of the acquisition of intangible assets that were contracted but not provided for in the financial statements.

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

(b)           Operating lease arrangements

As of December 31, 2009, the Company had three non-cancelable operating leases for its office premises and lands. The leases will expire at various dates through year 2010 to 2039 and the expected payments over the life of the leases as of December 31, 2009 were $53,063,164. The main part of the 30 year payments, approximately $53,056,543, pertains to the Company’s use of the operating land lease for the new product portfolio.
The lower cost of raw materials will fully or partially offset the cost for the new operating land lease.

(c)           Escrow agreement

The Company has deposited 35% of the ONE’s shares issued to it pursuant to the Preferred Share Purchase Agreement to an escrow account (Note 1). In the event the Company’s EBITDA for fiscal year 2009 is less than the Company’s EBITDA for fiscal 2008, the number of shares of ONE’s stock issued to the Company shall be proportionately reduced.

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

Apart from the transactions as disclosed in notes 3, 13 and 15 to the consolidated financial statements, during the twelve-month periods ended December 31, 2009 and 2008, the Company paid rental expenses of $4,709 and $3,460 respectively to a related company in which a stockholder, who is also the director of the Company, has a beneficial interest.

Green Planet Bioengineering Co., Ltd.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

23.	Subsequent event

Fujian Green Planet Bioengineering Co., Ltd. must receive 15% of its total registered capital of $2.0MM (“License Payment”) by 3 months of effectiveness of business license, and the remaining $1.7MM by two years from effectiveness of business license in order to maintain the validity of its business license and its certificate of approval to exist as a wholly foreign-owned entity (WFOE) in the PRC issued by the Fujian Provincial Municipal Government and the Sanming Administration for Industry and Commerce, respectively. This license and approval would become invalid and be immediately cancelled if Fujian Green Planet Bioengineering Co., Ltd. was to fail to make timely payment of the first installment of its registered capital, in which case we could cease to have any claim to control Sanming Huajian Bio-Engineering Co., Ltd. under PRC law. The Company has applied for an extension of the contribution period to December 31, 2009 with the relevant government bureau and contributed $300,000 to Fujian Green Planet Bioengineering Co., Ltd. on September 7, 2009 to satisfy the initial license payment requirement. The Company has as of to date, on February 19, 2010, paid $1,700,000 and fully satisfied the business license requirement.

