Form 10-Q
period 2010-03-31
Green Planet Bio Engineering Co. Ltd.
filed 2010-05-17
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended March 31, 2010
Commission file number 000-52622

GREEN PLANET BIOENGINEERING CO. LIMITED
(Exact Name of Registrant as Specified In Its Charter)

DELAWARE	37-1532842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19950 W. Country Club Drive, Suite 100, Aventura, FL 33180
(Address of Principal Executive Offices) (Zip Code)

1 305 704 3174
(Registrant’s Telephone Number, Including Area Code)

29900 NE 30th Avenue Suite 842 Aventura Florida 33180
Former Name and Address

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

The number of shares of common stock outstanding as of May 13, 2010 was 20,006,402.

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
For the three months ended March 31, 2010 and 2009
(Stated in US dollars)

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended March 31, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	F-4

Condensed Consolidated Balance Sheets	F-5

Condensed Consolidated Statements of Cash Flows	F-6

Notes to Condensed Consolidated Financial Statements	F-7-F-29

Green Planet Bioengineering Co., Ltd.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US dollars)

	Three months ended March 31,
	2010	2009

Sales revenue	$3,259,429	$2,297,621
Cost of sales	(1,469,280)	(852,686)

Gross profit	1,790,149	1,444,935

Operating expenses
Administrative expenses	321,799	212,215
Research and development expenses	60,388	36,466
Selling expenses	174,311	56,031

	556,498	304,712

Income from operations	1,233,651	1,140,223
Interest income	1,569	249
Other income	90	-
Finance costs	(36,709)	(88)

Income before income taxes	1,198,601	1,140,384
Income taxes	(253,853)	(297,659)

Net income	$944,748	$842,725

Other comprehensive income (loss)
Foreign currency translation adjustments	618	(19,500)

Total comprehensive income	$945,366	$823,225

Earnings per share
- Basic	$0.05	$0.05

- Diluted	$0.04	$0.04

Weighted average number of shares outstanding :
- Basic	20,006,402	15,407,725

- Diluted	25,260,001	19,951,204

See Notes to Condensed Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Consolidated Balance Sheets
(Stated in US dollars)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,228,840	$791,775
Trade receivables	3,395,745	5,078,734
Deferred taxes	85,492	76,772
Prepaid expenses and other receivables	1,029,674	820,288
Inventories	1,579,171	1,203,490
Prepayments of operating lease	1,711,130	1,711,130

Total current assets	12,030,052	9,682,189
Intangible assets	655,138	681,315
Deposit for acquisition of intangible assets	161,153	161,151
Property, plant and equipment, net	3,648,968	3,507,538
Land use rights	994,830	1,000,428
Deferred taxes	22,770	22,770
Available for sale securities	5,000,000	5,000,000
Prepayments of operating lease	7,341,289	7,790,914

TOTAL ASSETS	$29,854,200	$27,846,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$241,501	$557,155
Other payables and accrued expenses	437,014	541,371
Amount due to a related party	17,317	16,189
Amount due to a stockholder	42,236	34,528
Deferred taxes	173,663	148,581
Secured loans from a financial institution	1,860,588	1,860,561
Convertible loan payable	190,000	190,000
Short term loans payable	1,800,000	-
Income tax payable	260,429	611,745
Deferred revenue	62,996	62,995

Total current liabilities	5,085,744	4,023,125

TOTAL LIABILITIES	5,085,744	4,023,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share, Authorized: 10,000,000 shares as of March 31, 2010 and December 2009, 5,101 shares issued and outstanding as of March 31, 2010 and December 2009.	5	5
Common stock : par value $0.001 per share 250,000,000 shares authorized; 20,006,402 shares issued and outstanding as of March 31, 2010 and December 31, 2009	20,006	20,006
Additional paid-in capital	10,293,896	10,293,896
Statutory reserve	1,305,895	1,305,895
Accumulated other comprehensive income	1,459,595	1,458,976
Retained earnings	11,689,059	10,744,402

TOTAL STOCKHOLDERS’ EQUITY	24,768,456	23,823,180

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,854,200	$27,846,305

See Notes to Condensed Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US dollars)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net income	$944,748	$842,725
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	75,219	52,491
Amortization for intangible assets	26,187	12,880
Amortization for land use rights	5,613	5,836
Amortization for prepayment of operating lease	221,648	-
Deferred taxes	16,362	(2,805)
Stock-based compensation	-	13,130
Changes in operating assets and liabilities :
Trade receivables	1,684,158	(607,357)
Other receivables	(187,414)	-
Inventories	(147,893)	46,913
Trade payables	(315,654)	(79,857)
Other payables and accrued expenses	(104,357)	108,974
Amount due to a related party	1,178	879
Amount due to a stockholder	7,708	-
Income tax payable	(351,316)	48,072

Net cash flows provided by operating activities	1,876,187	441,881

Cash flows from investing activities
Payments to acquire property, plant and equipment	(238,694)	-

Net cash flows used in investing activities	(238,694)	-

Cash flows from financing activities
Issue of common stock	-	764
Repayments of other loans		(146,500)
Proceeds from a related party	1,800,000	-

Net cash flows provided by (used in) financing activities	1,800,000	(145,736)

Effect of foreign currency translation on cash and cash equivalents	(428)	(907)

Net increase in cash and cash equivalents	3,437,065	295,238
Cash and cash equivalents - beginning of year	791,775	665,568

Cash and cash equivalents - end of year	$4,228,840	$960,806

Supplemental disclosures for cash flow information:
Cash paid for interest	$34,578	$-
Cash paid for income taxes	$588,803	$252,392

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

Elevated Throne was incorporated in the British Virgin Islands (the “BVI”) on May 8, 2008 as a limited liability company with registered share capital of $50,000, divided into 50,000 common shares of $1 par value each. Elevated Throne formed Fujian Green Planet Bioengineering Co., Ltd. (“Fujian Green Planet”) as a wholly foreign-owned enterprise under the laws of the People’s Republic of China (the “PRC”) on July 25, 2008. Fujian Green Planet has a registered capital of $2,000,000. Pursuant to Fujian Green Planet’s articles of association, Elevated Throne is required to contribute $300,000 to Fujian Green Planet as capital (representing 15% of Fujian Green Planet’s registered capital) before October 17, 2008. The Company has applied for an extension of the contribution period to December 31, 2009 with the relevant government bureau and contributed $300,000 to Fujian Green Planet Bioengineering Co., Ltd. on September 7, 2009 to satisfy the initial license payment requirement. The Company paid on February 19, 2010 $1,700,000 to fully satisfy the business license requirement.

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

On June 17, 2009, the Company entered into a Preferred Share Purchase Agreement with ONE Bio Corp. (“ONE”) pursuant to which the Company agreed to sell and ONE agreed to acquire 5,101 shares of the Company’s preferred stock (“Preferred Stock”), with par value $0.001 per share. Each share of the Preferred Stock shall (a) provide ONE with the right to vote 1,000 votes on all matters submitted to a vote of the Company’s shareholders and (b) be convertible into 1,000 shares of the Company’s common stock. ONE paid to the Company for the said shares of Preferred Stock $5,000,000 which was paid by ONE through the issuance to the Company of 1,004,807 common shares (post split), representing 4.7% of ONE’s issued and outstanding common stock. The transaction closed on July 22, 2009 upon receipt of all required documents and stock certificates.

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

On April 14, 2010, we granted to ONE an option to acquire 100% of the stock of Elevated Throne Overseas Ltd. (“Elevated Throne”), our 100% owned BVI subsidiary. In the event ONE exercises this option, the closing of the transaction will be subject to the approval of our stockholders. Furthermore, as a result of this event and if the transaction is fully consummated, ONE will own 100% of Elevated Throne and its subsidiaries which constitutes essentially all former operations of Green Planet. Green Planet will remain a subsidiary of ONE and operate as a public shell corporation with the business purpose to acquire or merge with an existing business operation.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results for the period ended March 31, 2010, have been made. These consolidated financial statements should be read in conjunction with the financial foot notes thereto and the Company’s Form 10K for the year ended December 31, 2009.

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

The following table summarizes the valuation of the Company’s investments by the above fair value hierarchy levels as of March 31, 2010:

Assets	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$-	$-	$5,000,000	$5,000,000

The Company had the same investments measured at fair value as of December 31, 2009.

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

Concentrations of credit risk

The Company has slightly broadened and changed its product portfolio and as a result, the Company has experienced a higher number of customers and less concentration of credit risk. During the reporting periods, customers representing the highest sales revenue of the Company are as follows:

	Three months ended March 31
	2010 (unaudited)	2009 (unaudited)

Customer A	$456,51	$-
Customer B	326,800	-
Customer C	271,269	-
Customer D	251,223	-
Customer E	231,483	-
Customer F	215,863	346,136
Customer G	199,235	-
Customer H	186,497	181,622
Customer I	179,853	-

	$2,318,740	$527,758

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

Details of customers which represent the highest value of the Company’s trade receivables are:

	As of March 31	December 31,
	2010 (unaudited)	2009 (audited)

Customer A	$476,321	$620,080
Customer B	468,390	681,506
Customer C	451,098	671,062
Customer D	370,645	533,892
Customer E	328,185	645,347
Customer F	293,944	547,485
Customer G	278,356	168,769
Customer H	149,433	155,877
Customer I	125,993	-

	$2,942,365	$4,024,018

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of March 31, 2010 and December 31, 2009 almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US dollars)

2.            Summary of significant accounting policies (Cont’d)

Based on the above assessment, during the reporting periods, the management establishes the following rates of general provision provided on gross amount of trade and other receivables :

Rate

Aged within ½ year	0%
Aged over ½ year but within 1 year	5%
Aged over 1 year but within 3 years	20%
More than 3 years	100%

Additional specific provision is made against trade and other receivables aged less than 1 year to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

No allowance for doubtful debts was provided for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

No allowance of obsolete inventories was provided for during the three months ended March 31, 2010 and 2009.

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

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciable periods are as follows :

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC Topic 740 formerly SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the year ended December 31, 2009 and period ended March 31, 2010, dilutive potential shares included warrants issued to consultants.

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting from the above are not included in determining net income but are included in accumulated other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of March 31, 2010 and 2009 were 1USD for 6.84 and 6.85 RMB, respectively.

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

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US dollars)

3.            Finance costs

	Three months ended March 31
	2010	2009
	(unaudited)	(unaudited)

Bank loan interest	$34,578	$-
Amortization of loan discount	41,250	-
Interest on convertible loan	-	-
Other loan interest	18,700	-
Bank charges	1,075	88
Exchange loss	1,056

	$96,659	$88

During the three months ended March 31, 2010 and 2009, loan interest expenses payable to a related company were $Nil and $Nil, respectively.

4.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of March 31, 2010 as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

Accordingly, Fujian Green Planet and Sanming Huajian, both of which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the three month periods ended March 31, 2010 and 2009.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US dollars)

4.            Income taxes (Cont’d)

The components of the provision for income taxes are:-

	Three months ended March 31
	2010 (unaudited)	2009 (unaudited)

Current taxes - PRC	$237,490	$224,623
Deferred taxes	16,363	14,345

	$253,853	$238,968

Deferred tax assets as of March 31, 2010 and December 31, 2009 composed of the following:-

	As of March 31	December 31,
	2010	2009
The PRC	(unaudited)	(audited)
Current deferred tax assets :
Decelerated amortization of land use rights	$-	$-
Decelerated amortization of intangible assets	4,395	4,395
Provision of expenses	81,097	72,378

	$85,492	$76,772)

Non-current deferred tax assets :
Accelerated amortization of intangible assets	$18,679	$18,679
Provision of expenses	4,091	4,091

	$22,770	$22,770
Current deferred tax liabilities
Rental expenses capitalized in inventory	$(173,663)	$(148,581)

5.	Earnings per share

The basic and diluted earnings per share are calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

The diluted earnings per share for the three months ended March 31, 2010 is based on the net income for the period and the weighted average number of shares 25,260,001. This includes the adjustment for the 5,101 preferred shares outstanding convertible into common shares of 5,101,000 and the conversion of warrants into common stock.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US dollars)

6.	Inventories

	As of March 31	December 31,
	2010 (unaudited)	2009 (audited)

Raw materials	$146,108	$124,131
Work-in-progress	1,227,187	1,022,630
Finished goods	205,876	56,728

	$1,579,171	$1,203,490

7.	Intangible assets

	As of March 31	December 31,
	2010 (unaudited)	2009 (audited)

Technologies	$871,693	$871,680
Software	3,179	3,179

	874,872	874,859
Accumulated amortization	(219,734)	(193,544)

Net	$655,138	$681,315

The technologies were purchased from third parties for producing products - Solanesol, Organic Green Barley Supplements (Paiqianshu) and Q10 Health Supplements. The application for related patent is in process and has been initially accepted by the relevant government department.

During the three months ended March 31, 2010 and 2009, amortization charge was $26,191 and $12,880 respectively. The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

Year ending December 31,
2010	$90,735
2011	69,589
2012	69,589
2013	69,589
2014	69,589

$369,091

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

8.	Property, plant and equipment

	As of March 31	December 31,
	2010 (unaudited)	2009 (audited)
Cost:
Buildings	$1,926,303	$1,926,273
Plant and machinery	1,255,424	1,245,877
Office equipment	136,011	110,816
Motor vehicles	129,301	108,579
Leasehold improvement	87,902	-

	3,534,941	3,391,545
Accumulated depreciation	(844,981)	(769,751)

	2,689,960	2,621,794
Construction in progress	959,008	885,744

Net	$3,648,968	$3,507,538

Construction in progress mainly comprises of capital expenditure for construction of the Company’s new office and machinery.

During the reporting periods, depreciation is included in:

	Three months ended March 31
	2010 unaudited)	2009 (unaudited)

Cost of sales	$38,734	$39,693
Administrative and R&D expenses	25,494	22,983

Total	$64,228	$62,676

Certain property, plant and equipment of net book value of $2,667,326 have been pledged for the loans granted to the Company (Note 14).

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9.	Land use rights

	As of March 31	December 31,
	2010 (unaudited)	2009 (audited)

Land use rights	$1,122,557	$1,122,540
Accumulated amortization	(127,727)	(122,112)

	$994,830	$1,000,428

The carrying amount of land use rights as of March 31, 2010 comprises of two land use rights, which were acquired for building factories and offices, with carrying amounts of $92,126 and $902,704 respectively.

The legal title of the first land use right with carrying amount of $92,126 has not yet been transferred to the Company. The application of legal title is in the process and the management expects there will be no legal hindrance in obtaining the legal titles and no extra costs will be incurred.

During the three months ended March 31, 2010 and 2009, amortization charge was $5,613 and $1,008 respectively and was included in administrative expenses. The estimated amortization charges of land use rights for the five succeeding years are as follows:

Year ending December 31,
2010	$22,451
2011	22,451
2012	22,451
2013	22,451
2014	22,451

$112,255

10.	Prepayments of operating lease

The prepayments represent the value of the land lease rights of $9,052,469, which are associated with the lease obligation of the Company for land to promote the Company’s newer product portfolio such as fertilizers and pesticides. The lower cost of raw materials will fully or partially offset the cost for the new operating leases.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

11.	Available-for-sale securities

The amount represents 1,004,807 shares (post split) of ONE’s common stock (a 4.9% interest) issued to the Company pursuant to the Preferred Share Purchase Agreement, of which 35% of these share were deposited in an escrow (Note 1).

There were limited trading transactions of ONE’s shares in the market during the past months and the fair value of ONE’s common stock held by the Company as of March 31, 2010 was determined by the management. The inputs into the determination of fair value require significant management judgment and estimation.

The management determined the fair values of the ONE’s shares as of March 31, 2010 approximated their carrying value and no fair value changes had therefore been recognized.

12.	Other payables and accrued expenses

	As of March 31	December 31,
	2010 (unaudited)	2009 (audited)

Rental payable	$-	$-
Salaries payable	60,690	71,337
Other accrued expenses	275,405	311,037
Value-added tax payable	100,919	158,997
Land use rights payable	-	-

	$437,014	$541,371

13.	Amounts due and loan to a related party and a stockholder

The amounts due to a stockholder are interest-free, unsecured and repayable on demand.

In February 2010 the Company obtained from a related party a loan in the amount of $1,800,000, which carries an interest rate of 10% per annum. The unpaid balance together with all accrued and unpaid interest thereon shall be due and payable in January 2011.

14.	Secured loans from a financial institution

The Company has negotiated two loans, both of which carry interest at the annual rate of 7.434%.

The loan of $659,263 is secured by a guarantee put up by a guarantee company. In return, the Company has pledged its plant and equipment with carrying value of $725,334 and paid a counter guarantee of $146,503 to the guarantee company. The guarantee charges payable to the guarantee company are calculated at 1.8% per annum on the loan.

The other loan of $1,201,325 is secured by the Company’s property with carrying value of $1,885,687.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

15.	Convertible loan payable

On June 22, 2009, the Company obtained $300,000 financing from ONE for general corporate and working capital purposes. The financing was in the form of convertible loan that carries interest at a rate of 10% per annum. Interest was accrued commencing from September 1, 2009 and shall continue to accrue on a daily basis until payment in full has been reached. The unpaid balance together with all accrued and unpaid interest thereon shall be due and payable on September 1, 2010 or later with a minimum payment of 1.5 times of the loan. The settlement may be convertible at the election of ONE into shares of the Company common stock at a price of $0.5 per share.

Since the convertible loan has beneficial conversion features, the conversion option of $165,000, valued separately by its intrinsic value, is recorded as an increase to additional paid-in capital and $135,000 is recognized as convertible loan. The conversion option will be amortized into interest expense over the loan term. $41,250 of the loan discount has been recognized as interest expense during the current period.

16.          Common stock and preferred stock

Common stock

The Company did not issue any common stock or warrants for the three months ended March 31, 2010. In addition, the Company did not exercise any warrants during the same period. The par value of the Company’s common stock is $0.001 per share.

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

Non-cash stock-based compensation was $Nil and $13,130 for the three months ended March 31, 2010 and March 31, 2009, respectively. During the twelve months period ended December 31, 2009, the Company recognized total non-cash stock-based compensation of $13,130 in connection with 404,000 shares of common stocks issued to several management personnel of the Company in return for their services rendered. $12,318, $487 and $325 of the stock-based compensation were charged to the statement of income and comprehensive income as administrative expenses, research and development expenses and selling expenses respectively.

There was no warrants activity during the three months ended March 31, 2010. See below chart referencing outstanding warrants as of March 31, 2010.

		Number of warrants
		Outstanding			Outstanding
		as of		Granted/	as of
	Exercise	January		forfeited/	March
Month of grant	price	1, 2010	Exercised	cancelled	31, 2010

October 2008	$0.001	152,599	-	-	152,599

		152,599	-	-	152,599

19.	Defined contribution plan

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

The Company contributed $21,878, and $11,547 to the scheme for the three months ended March 31, 2010 and 2009, respectively.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

20.	Commitments and contingencies

(a)           Capital commitments

(i)
As of March 31, 2010 and March 31, 2009, the Company had capital commitments of $161,153 and $210,405, respectively, in respect of the acquisition of property, plant and equipment that were contracted but not provided for in the financial statements.

(ii)
As of March 31, 2010 and March 31, 2009, the Company had capital commitments of $161,153 and $160,150, respectively, in regard to the acquisition of intangible assets that were contracted but not provided for in the financial statements.

The deposits for the acquisition of intangible assets represent prepayments to certain academic institutions to acquire new technologies, which are still in progress and not ready for use at the respective balance sheet dates. The amounts will be transferred to intangible assets for amortization upon completion of the development.

(b)           Operating lease arrangements

As of March 31, 2010, the Company had three non-cancelable operating leases for its office premises and lands. The leases will expire at various dates through year 2010 to 2039 and the expected payments over the life of the leases as of March 31, 2010 were $52,614,125. The main part of the 30 year payments, approximately $52,606,911, pertains to the Company’s use of the operating land lease for the new product portfolio.

The lower cost of raw materials will fully or partially offset the cost for the new operating land lease.

(c)           Escrow agreement

The Company has deposited 35% of the ONE’s shares issued pursuant to the Preferred Share Purchase Agreement to an escrow account (Note 1). In the event the Company’s EBITDA for fiscal year 2009 is less than the Company’s EBITDA for fiscal 2008, the number of shares of ONE’s stock issued to the Company shall be proportionately reduced.

Green Planet Bioengineering Co., Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

21.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  The Company is solely engaged in the manufacture, marketing, sale and distribution of extracts from tobacco leaves residues. Since the nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, management considers they are as a single reportable segment under ASC Topic 280-10-05 “Disclosures about Segments of an Enterprise and Related Information”.

All of the Company’s long-lived assets and revenues are classified based on customers located in the PRC.

22.	Related party transactions

Apart from the transactions as disclosed in notes 3, 13 and 15 to the condensed consolidated financial statements, during the three months ended March 31, 2010 and 2009, the Company paid rental expenses of $1,175 and $879, respectively to a related company in which a stockholder, who is also the director of the Company, has a beneficial interest.

23.	Subsequent event

On April 19, 2010 the Company announced (i) the cancellation of the amended and restated Green Planet preferred stock purchase agreement, (ii) One returned to us the 5,101 shares of our preferred stock, and (iii) we returned to One the 1,004,807 shares of One common stock that had been issued to us.

On April 14, 2010, we granted to ONE an option to acquire 100% of the stock of Elevated Throne Overseas Ltd. (“Elevated Throne”), our 100% owned BVI subsidiary. In the event ONE exercises this option, the closing of the transaction will be subject to the approval of our stockholders. Furthermore, as a result of this event and if the transaction is fully consummated, ONE will own 100% of Elevated Throne and its subsidiaries which constitutes essentially all former operations of Green Planet. Green Planet will remain a subsidiary of ONE and operate as a public shell corporation with the business purpose to acquire or merge with an existing business operation.

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

Elevated Throne Overseas Ltd. owns 100% of FuJian Green Planet Bioengineering Co., Ltd., which is a WFOE under the laws of the PRC. WFOE has entered into a series of contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd., a limited liability company headquartered in, and organized under the laws of, the PRC. The PRC restructuring transaction closed as of October 24, 2008. Fujian Green Planet Bioengineering Co., Ltd. is required under the agreements to complete additional post-closing steps required in order to maintain its good standing under PRC law. These steps include Fujian Green Planet Bioengineering Co., Ltd. making required regulatory filings and giving proof to regulatory authorities that it has received the required portion of its registered capital as of the deadline required under PRC law. The Company applied for an extension of the contribution period to December 31, 2009 with the relevant government bureau and contributed $300,000 to Fujian Green Planet Bioengineering Co., Ltd. on September 7, 2009 to satisfy the initial license payment requirement. The Company paid $1,700,000 on February 19, 2010 to fully satisfy the business license requirement.

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

On April 14, 2010, we granted to ONE an option to acquire 100% of the stock of Elevated Throne Overseas Ltd. (“Elevated Throne”), our 100% owned BVI subsidiary. In the event ONE exercises this option, the closing of the transaction will be subject to the approval of our stockholders. Furthermore, as a result of this event and if the transaction is fully consummated, ONE will own 100% of Elevated Throne and its subsidiaries which constitutes essentially all former operations of Green Planet. Green Planet will remain a subsidiary of ONE and operate as a public shell corporation with the business purpose to acquire or merge with an existing business operation.

Business Overview

Green Planet headquartered in Aventura, FL with its main operations located in Sanming and Fuzhou, China, is a high-tech bioengineering enterprise that engages in research, development, production and sale of various organic health and agricultural products originating from residues of tobacco leaves. The Company’s primary products are Coenzyme Q10 (“CoQ10”), a health supplement that supports the cardiovascular system and a patented organic health supplement called “Paiqianshu”. Paiqianshu comes in both liquid and tablet forms and it’s made from natural green barley shoot extraction. The Company’s business involves R&D, manufacturing, sales, marketing, and distribution. The Company primarily sells its products in the PRC.

Results of Operations and Financial Condition

In this Section, the Company will discuss the following: (i) results of operations and financial condition for the three months ended March 31, 2010 versus the three months ended March 31, 2009; (ii) liquidity and capital resources; (iii) a discussion of the Company’s risk factors; and (iv) Company’s critical accounting policies.

Three Months Ended March 31, 2010 versus March 31, 2009

Net Sales
The Company generated net sales of $3,259,429 for the three months ended March 31, 2010 compared to $2,297,621 for the three months ended March 31, 2009, an increase of $961,808 or 42%. The increase in sales is mainly due to a broader product line which caters to a higher number of customers. The company’s product 5-HTP sold very well during the quarter with sales in of $1,397,411. Additionally, the Company received the benefit of certain sales orders related to the new products which shipped in the current quarter. The Company anticipates demand for the broader product line to continue into the second quarter.

Cost of Sales
Cost of sales was $1,469,280 for the three months ended March 31, 2010 compared to $852,686 for the three months ended March 31, 2009, an increase of $616,594. The increase is due to a higher volume in sales and the change in product and customer mix. We experienced a stable raw material pricing on existing products during the two measuring periods. Furthermore, the Company continues to have strong relationships with its vendors.

Gross profit
The gross profit for the three months ended March 31, 2010 was $1,790,149 compared to $1,444,935 for the same period of last year, an increase of $345,214 (or 24%). The gross profit margin was 55% and 63% for the three months ended March 31, 2010 and 2009, respectively. The Company continues to show stability in its market pricing as well as continuity in its manufacturing operations. The main reason for the lower gross profit is due to a change in customer and product mix. The higher sales volume has triggered certain volume discounts to a few customers.

Operating Income
The operating income amounted to $1,233,651 for the quarter ended March 31, 2010 compared to $1,140,223 for same quarter in 2009, which is an increase of 8%. The higher net sales and gross profit contributed to the increase in operating income.

Selling Expenses
Selling expenses totaled $174,311 and $56,031 for the three months ended March 31, 2010 and March 31, 2009, respectively. The main cost drivers were personnel costs, travel costs, and costs related to various marketing campaigns. The increase in the selling expenses is mainly attributable to advertizing and trade show expenses which totaled $122,018 in order to drive future sales and sales of new products. The Company has added sales staff compared to the same period of last year with the intention of increasing sales and providing excellent customer service.

Administrative Expenses
Administrative expenses amounted to $321,799 and $221,215 for the three months ended March 31, 2010 and March 31, 2009, respectively. The main expenses were attributable to management and staff, accounting, audit fees and facilities expenses. The main reasons for the increase are attributable to higher personnel costs due to the increased number of employees and various administrative expenses related to the company’s trade show activities in the current quarter.

Research and Development Expenses
Research and development (R&D) expenses totaled $60,388 and $36,466 for the three months ended March 31, 2010 and March 31, 2009 respectively. The increase in R&D expenses is due to a broader product line. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

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

Net Income
The net income for the Company was $944,748 and $842,725 for the three months ended March 31, 2010 and March 31, 2009 respectively. The net profit margin was 29% and 37% for the three months ended March 31, 2010 and March 31, 2009, respectively. The increase in net income is mainly due to the higher sales volume. However, the decrease in net profit margin is mainly due to a shift in the product mix in order to drive higher sales. The Company’s belief is that when the new products increase in volume, the net profit margin will increase due to economies of scale. The net profit margin was also affected negatively by a onetime advertizing and trade show expense totaling $122,018 .

Liquidity and Capital Resources
The Company’s working capital and long-term funding primarily comes from operating cash flow and loans, while the financial resources are used in capital expenditures, operating activities and repayment of loans. Net cash flow provided in operating activities amounted to $1,876,187 for the three months ended March 31, 2010 compared to net cash flow provided by operating activities of $441,881 for same period in 2009. The higher cash inflow is mainly due to $1,684,158 in reduced trade receivables and increased net income. The Company’s trade receivables totaled $3,395,745 as of March 31, 2010 compared to $5,078,734 as of December 31, 2009. No allowance for doubtful receivables was provided for the three months ended March 31, 2010. The Company believes it has a strong and loyal customer base. The inventory amounted to $1,579,171 and $1,490 as of March 31, 2010 and December 31, 2009 respectively. The higher inventory level is due to expected increased sales volumes. The main part of the inventory as of March 31, 2010 consists of work in progress and finished goods which totaled $353,705. Future operations are estimated to be funded by the Company’s net income. In addition, the Company is working aggressively to reduce its accounts receivables to further strengthen its cash position. The main part of the Company’s cash outflow is estimated to pertain to R&D and administrative expenses. In addition, based on the demand for the Company’s products, the Company plans to add necessary equipment to its manufacturing facility to match the market demand. However, this will be in strong correlation with the product demand factor and the Company’s cash inflow.  The Company has negotiated two loans totaling $1,860,588, both of which carry interest at the annual rate of 7.434%. As further described in note 14 to the condensed consolidated financial statement, the loans are secured by the Company’s property, plant and equipment and a guarantee put up by a guarantee company. Additionally, the Company obtained $1,700,000 in financing from ONE to satisfy the WFOE requirement and the business license to operate the WFOE as well as for working capital purposes.  The financing, as further described in note 15 to the condensed consolidated financial statement, was in the form of a convertible loan that carries interest at a rate of 10% per annum. During last year, the Company made an arrangement with the government to move part of the land use rights to operating leases for other pieces of land to promote its newer product portfolio. The carrying value was transferred to prepayments for the new land leases. As further described in note 9 to the condensed consolidated financial statement, the new operating leases commenced on July 1, 2009 and will be paid over 30 years.  The lower cost of raw materials will fully or partially offset the cost for the new operating leases.

Subsequent Event

        On April 19, 2010 the Company announced (i) the cancellation of the amended and restated Green Planet preferred stock purchase agreement, (ii) One returned to us the 5,101 shares of our preferred stock, and (iii) we returned to One the 1,004,807 shares of One common stock that had been issued to us

On April 14, 2010, as described above in the Overview section, we granted to One Bio, Corp, (“ONE”) an option to acquire 100% of the stock of Elevated Throne Overseas Ltd. (“Elevated Throne”), our 100% owned BVI subsidiary. In the event ONE exercises this option, the closing of the transaction will be subject to the approval of our stockholders. Furthermore, as a result of this event and if the transaction is fully consummated, ONE will own 100% of Elevated Throne and its subsidiaries which constitutes essentially all former operations of Green Planet. Green Planet will remain a subsidiary of ONE and operate as a public shell corporation with the business purpose to acquire or merge with an existing business operation.

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

The source for the below exchange rate information is from Oanda.com

Exchange Rates	3/31/2010	12/31/2009

Fiscal period/year end RMB : US$ exchange rate	6.84	6.84

Average period/yearly RMB : US$ exchange rate	6.84	6.83

The RMB: US$ average exchange rate as of March 31, 2009 was 6.84.

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

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2009 and as reported in our 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Tread way commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that at December 31, 2009 there is a material weakness in internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting relates to the monitoring and review of work performed in the preparation of audit and financial statements, footnotes, and financial data provided to the Company’s registered public accounting firm in connection with the annual audit.  All of our financial reporting is carried out by the finance manager and experienced outside consultants. The lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control.  The material weakness identified did not result in the restatement of any previously reported financial statements for 2009 or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

The Company’s common stock trades on OTC Bulletin Board’s (OTCBB) quotation system. There has not been any sale of any unregistered securities for the period ended March 31, 2010.

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

1. Form 8-K filed on January 25, 2010 to announce that the Company dismissed the Company auditors PKF Hong Kong and retained on the same day Jewett, Schwartz, Wolf, and Associates (JSW) as the Company auditors.

2.  A. Form 8-K filed on April 19, 2010 announcing (i) the cancellation of the amended and restated Green Planet preferred stock purchase agreement was cancelled, (ii) One Bio returned to us the 5,101 shares of our preferred stock, and (iii) we returned to One Bio the 1,004,808 shares of One Bio common stock that had been issued to us.

2. B Form 8-K filed on April 19, 2010 announcing that we granted One Bio an option to acquire 100% of Elevated Throne Overseas, Ltd., our 100% owned BVI subsidiary. In the event One Bio exercises this option, the closing of the transaction will be subject to the approval of our stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 17th day of May, 2010.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: May 17, 2010	By:	/s/ Min Zhao
Min Zhao
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)