Form 10-Q
period 2010-06-30
Green Planet Bio Engineering Co. Ltd.
filed 2010-08-23
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended June 30, 2010
Commission file number 000-52622

GREEN PLANET BIOENGINEERING CO. LIMITED
(Exact Name of Registrant as Specified In Its Charter)

DELAWARE	37-1532842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19950 W. Country Club Drive, Suite 100, Aventura, FL 33180
(Address of Principal Executive Offices)	(Zip Code)

1 305 328 8662
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

The number of shares of common stock outstanding as of August 13, 2010 was 20,006,402.

 FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “could,” “plans,” “estimates,” and similar language or negative of such terms.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals.  Actual events or results may differ materially.  We undertake no obligation to publicly release any revisions to the   forward-looking statements or reflect events or circumstances taking place after the date of this document.

Green Planet Bioengineering Co., Ltd.

Condensed Consolidated Financial Statements
For the three and six months ended
June 30, 2010 and 2009

(Stated in US dollars)

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	F-1

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Cash Flows	F-3

Notes to Condensed Consolidated Financial Statements	F-4 - F-23

Green Planet Bioengineering Co
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Revenues	$5,212,337	$2,169,748	$8,471,766	$4,467,369
Cost of sales	2,763,611	988,587	4,232,891	1,841,273

Gross profits	2,448,726	1,181,161	4,238,875	2,626,096

Operating expenses
General and administrative expenses	366,909	267,760	688,708	494,811
Research and development expenses	53,220	36,573	113,608	73,039
Selling and marketing expenses	111,788	35,362	286,099	76,557

	531,917	339,695	1,088,415	644,407

Income from operations	1,916,809	841,466	3,150,460	1,981,689
Interest and financing expense	(30,992)	(8,318)	(40,201)	(8,406)
Interest income	4,003	1,423	5,572	1,672
Other income	4,397	-	4,397	-

Income before income taxes	1,894,217	834,571	3,120,228	1,974,955
Provision for income taxes	(359,343)	(218,714)	(613,196)	(516,373)

Net income	1,534,874	615,857	2,507,032	1,458,582

Earnings per share
- Basic	$0.08	$0.04	$0.13	$0.09

- Diluted	$0.07	$0.03	$0.11	$0.07

Weighted average number of shares outstanding :
- Basic	20,006,402	15,589,367	20,006,402	15,498,546

- Diluted	22,709,501	20,017,704	22,709,501	19,984,454

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$1,534,874	$615,857	$2,507,032	$1,458,582
Other comprehensive income
Unrealized foreign currency gain (loss)	149,724	(395)	150,342	(19,894)

Comprehensive income	1,684,598	615,462	2,657,374	1,438,688

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co
Consolidated Balance Sheets
(Stated in US dollars)

	June 30, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$3,850,624	$791,775
Receivables	3,484,985	5,078,734
Inventory	1,727,745	1,203,490
Deferred Taxes	77,718	76,772
Prepaid Expense and other receivables	848,346	820,288
Prepayments of operating leases	1,711,130	1,711,130

Total current assets	11,700,548	9,682,189
Property, plant and equipment, net	3,901,252	3,507,538
Land use rights	995,679	1,000,428
Intangible assets	852,406	681,315
Deposits for acquisition of intangible assets	258,055	161,151
Deferred taxes	22,919	22,770
Prepayments of operating leases	9,159,621	7,790,914
Available for sale securities	-	5,000,000

TOTAL ASSETS	$26,890,480	$27,846,305

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts Payable and accrued liabilities	$1,757,103	$557,155
Other Payables and accrued expense	420,998	541,371
Amount due to related party	18,014	16,189
Amount due to stockholder - note 13	123,839	34,528
Deferred taxes	162,206	148,581
Secured loans from financial institution	589,840	1,860,561
Convertible loan payable - note 15	272,500	190,000
Loan from a related party - note 13	1,800,000	-
Income tax payable	317,053	611,745
Deferred revenue	63,408	62,995

Total current liabilities	5,524,961	4,023,125

TOTAL LIABILITIES	$5,524,961	$4,023,125

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock : par value $0.001 per share
Authorized : 10,000,000 shares
Issued and outstanding : 0 shares and 5,101	-	5
shares at June 30, 2010 and December 31, 2009
Common stock : par value $0.001 per share
Authorized : 250,000,000 shares
Issued and outstanding : 20,006,402 shares	20,006	20,006
at June 30, 2010 and December 31, 2009
Additional paid-in capital	5,178,866	10,293,896
Statutory reserve	1,305,895	1,305,895
Accumulated other comprehensive income	1,609,318	1,458,976
Retained earnings	13,251,434	10,744,402
Total shareholders' equity of the company	21,365,519	23,823,180

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,890,480	$27,846,305

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Six Months ended June 30,
	2010	2009
Cash flows from operating activities
Net Income	$2,507,032	$1,458,582
Adjustments to reconcile net income to net
cash provided by operating activities :
Depreciation	155,469	108,271
Amortization of intangible assets	54,559	28,456
Amortization of land use rights	11,300	11,676
Amortization of lease prepayments	1,052,864	-
Deferred taxes	12,679	-
Share-based compensation	-	13,130
Stock option expense	-	-
Changes in operating assets and liabilities :
Accounts receivable, net	1,648,312	680,549
Prepaid and other current assets	(28,058)	50,419
Inventories	(524,255)	(35,801)
Prepayments of operating leases	-	(1,817,840)
Trade payables	1,199,948	(75,710)
Other payables and accrued expenses	(147,923)	(72,040)
Amount due to a related party	1,875	1,759
Amount due to a stockholder	8,208	925
Income tax payable	(294,692)	(88,101)
Deferred revenue	-	-

Net cash flows provided by operating activities	5,657,318	264,275

Cash flows from investing activities
Payments to acquire property, plant and equipment	(447,995)	(211,913)
Deposits paid for acquisition of intangible assets	(96,904)	(439,800)
Deposits paid for plantation base leases	(2,359,360)	-
Proceeds on sale of equipment	2,881	-
Purchase of intangible assets	(221,190)	-

Net cash flows used in investing activities	(3,122,568)	(651,713)

Cash flows from financing activities
Proceeds from loan - related party	1,800,000	-
Proceeds from bank loans	589,840	659,700
Repayments of government loans	-	(146,500)
Repurchase and cancellation of common shares	-	-
Repayments of bank loans	(1,860,561)	-
Repayment of notes payable	-	-
Reverse takeover capitalization	-	-
Exercise of warrants	-	764
Advances from a stockholder	-	-

Net cash flows provided by financing activities	529,279	513,964

Effect of foreign currency translation on cash and cash equivalents	(5,180)	(711)

Net increase in cash and cash equivalents	3,058,849	125,815
Cash and cash equivalents - beginning of period	791,775	665,568

Cash and cash equivalents - end of period	$3,850,624	$791,383

Supplemental disclosures for cash flow information:
Cash paid for interest	$62,161	$8,174
Cash paid for Income taxes	$899,252	$599,456

Supplemental disclosures of non cash activity:
Cancellation of preferred stock	$5	$-

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd
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

Elevated Throne was incorporated in the British Virgin Islands (the “BVI”) on May 8, 2008 as a limited liability company with registered share capital of $50,000, divided into 50,000 common shares of $1 par value each. Elevated Throne formed Fujian Green Planet Bioengineering Co., Ltd. (“Fujian Green Planet”) as a wholly foreign-owned enterprise under the laws of the People’s Republic of China (the “PRC”) on July 25, 2008. Fujian Green Planet has a registered capital of $2,000,000. Pursuant to Fujian Green Planet’s articles of association, Elevated Throne is required to contribute $2,000,000 to Fujian Green Planet as capital. The Company paid $300,000 and $1,700,000 on September 7, 2009 and February 19, 2010, respectively, to fully satisfy the business license requirement according to the articles of association.

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

Green Planet Bioengineering Co., Ltd
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

On June 17, 2009, the Company entered into a Preferred Share Purchase Agreement with ONE Bio Corp. (“ONE”) pursuant to which the Company agreed to sell and ONE agreed to acquire 5,101 shares of the Company’s preferred stock (“Preferred Stock”), with par value $0.001 per share. Each share of the Preferred Stock shall (a) provide ONE with the right to vote 1,000 votes on all matters submitted to a vote of the Company’s shareholders and (b) be convertible into 1,000 shares of the Company’s common stock. ONE paid to the Company for the said shares of Preferred Stock $5,000,000 which was paid by ONE through the issuance to the Company of 1,004,807 common shares (post split), representing 4.9% of ONE’s issued and outstanding common stock. The transaction closed on July 22, 2009 upon receipt of all required documents and stock certificates.

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

On April 14, 2010, we entered into an agreement with ONE Bio, Corp. pursuant to which, among other things, (i) that certain Amended and Restated Green Planet Preferred Stock Purchase Agreement made effective as of June 17, 2009, between us and ONE Bio Corp. (“Amended and Restated GP Preferred Stock Agreement”) was cancelled, (ii) we returned to ONE Bio Corp the 1,004,808 shares of ONE Bio, Corp. common stock that were issued to us pursuant to the Amended and Restated GP Preferred Stock Agreement, and (iii) ONE Bio Corp returned to us the 5,101 preferred  shares of our stock that we issued to ONE Bio, Corp pursuant to the Amended and Restated GP Preferred Stock Agreement.

On April 14, 2010, we granted to ONE an option to acquire 100% of the stock of Elevated Throne Overseas Ltd. (“Elevated Throne”), our 100% owned BVI subsidiary. In the event ONE exercises this option, the closing of the transaction will be subject to the approval of our stockholders. Furthermore, as a result of this event and if the transaction is fully consummated, ONE will own 100% of Elevated Throne and its subsidiaries which constitutes essentially all former operations of Green Planet. Green Planet, in the event ONE exercises this option, will remain a subsidiary of ONE and operate as a public shell corporation with the business purpose to acquire or merge with an existing business operation.

Green Planet Bioengineering Co., Ltd
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results for the period ended June 30, 2010, have been made. These consolidated financial statements should be read in conjunction with the financial foot notes thereto and the Company’s Form 10K for the year ended December 31, 2009.

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

Green Planet Bioengineering Co., Ltd
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

On April 14, 2010, we entered into an agreement with ONE Bio, Corp. pursuant to which, among other things, (i) that certain Amended and Restated Green Planet Preferred Stock Purchase Agreement made effective as of June 17, 2009, between us and ONE Bio Corp. (“Amended and Restated GP Preferred Stock Agreement”) was cancelled.

The Company had no investments according to the fair value hierarchy levels as of June 30, 2010:

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

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

The Company has slightly broadened and changed its product portfolio and as a result, the Company has experienced a higher number of customers and less concentration of credit risk.
During the reporting periods, customers representing the highest sales revenue of the Company are as follows:

	Six months ended June 30,
	2010	2009
	(unaudited)	(unaudited)

Customer A	$1,886,887	$727,770
Customer B	889,454	682,604
Customer C	866,127	614,262
Customer D	614,694	532,901
Customer E	531,884	293,200
Customer F	525,478	253,649
Customer G	515,990	219,494
Customer H	423,437	203,082
Customer I	345,695	199,995

	$6,599,646	$3,725,957

Concentrations of credit risk (cont’d)

Details of customers which represent the highest value of the Company’s trade receivables are:

	As of
	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)

Customer A	$1,054,044	$681,506
Customer B	579,813	671,062
Customer C	302,293	645,347
Customer D	229,964	620,080
Customer E	222,185	547,485
Customer F	176,657	533,982
Customer G	176,657	323,852
Customer H	148,640	300,199
Customer I	106,171	169,794

	$3,026,535	$4,493,217

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of June 30, 2010 and December 31, 2009 almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables.  A considerable amount of judgment is required in assessing the amount of the allowance; the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, the management establishes the following rates of general provision provided on gross amount of trade and other receivables:

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

No allowance for doubtful debts was provided for the six months ended June 30, 2010 and June 30, 2009, respectively.

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

No allowance of obsolete inventories was provided for during the six months ended June 30, 2010 and 2009.

Green Planet Bioengineering Co., Ltd
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

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciable periods are as follows:

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

Green Planet Bioengineering Co., Ltd
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

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.           Summary of significant accounting policies (Cont’d)

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC Topic 740 formerly SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the six months ended June 30, 2010 and 2009, dilutive potential shares included warrants issued to consultants.

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting from the above are not included in determining net income but are included in accumulated other comprehensive income, a component of stockholders’ equity. The average exchange rates in effect as of June 30, 2010 and June 30, 2009 were 1USD for 6.83 RMB and 6.84 RMB, respectively. The exchange rate in effect as of December 31, 2009 was 1USD for 6.84 RMB. The source for the above exchange rate information is from Oanda.com.

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.            Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No.2010-14, “Accounting for Extractive Activities – Oil & Gas” (Topic 932). ASU No. 2010-14 amends FASB accounting Standard paragraph 932-10-S99-1 due to SEC release no. 33-8995 [FR 78], Modernization of Oil and Gas Reporting and provides update as to amendments to SEC Regulation S-X, Rule 4-10. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.            Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In April 2010, the FASB issued Accounting Standard Update No. 2010-15. “Financial Services-Insurance” (Topic 944) ASU No.2010-15 gives direction on how investments through separate accounts affect an insurer’s consolidation analysis of those investments. Under the ASU: an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-16. “Entertainment-Casinos” (Topic 924). ASU No.2010-16 addresses diversity in practice regarding whether an entity accrues liabilities for a base jackpot before it is won because they could avoid the payment. The amendments in this update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base and progressive jackpots. The ASU amendments are effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.           Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2010, the FASB issued Accounting Standard Update No. 2010-19 “Foreign Currency”. (“ASU No. 2010-19”). ASU 2010-19, codifies the SEC staff announcement made at the March 18, 2010, EITF meeting. The ASU “provides the SEC staff’s views on certain foreign currency issues related to investments in Venezuela.” These issues relate to Venezuela’s highly inflationary status. The ASU became effective on March 18, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

3.   Finance costs

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(Unaudited)

Bank loan interest	$27,583	$-	$62,161	$-
Other loan interest	-	8,174	-	8,174
Bank charges	325	99	1,400	232
Exchange loss	2,600	18	3,656	0

	$30,508	$8,291	$67,217	$8,406

4.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of June 30, 2010 as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

BVI

Elevated Throne was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

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

Accordingly, Fujian Green Planet and Sanming Huajian, both of which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the six month periods ended June 30, 2010 and 2009.

The components of the provision for income taxes are:-

	Six months ended June 30
	2010	2009
	(unaudited)	(unaudited)

Current taxes - PRC	$601,070	$506,162
Deferred taxes	12,126	10,211

	$613,196	$516,373

Deferred tax assets as of June 30, 2010 and December 31, 2009 composed of the following:-

	As of
	June 30,	December 31,
	2010	2009
The PRC	(unaudited)	(audited)
Current deferred tax assets :
Decelerated amortization of land use rights	$-	$-
Decelerated amortization of intangible assets	4,424	4,395
Provision of expenses	73,294	72,378

	$77,718	$76,773

Non-current deferred tax assets :
Accelerated amortization of intangible assets	$18,801	$18,679
Provision of expenses	4,118	4,091

	$22,919	$22,770

Current deferred tax liabilities
Rental expenses capitalized in inventory	$-	$(148,581)
Cost to be adjusted up due to tax exemption	(162,206)	-

5.	Earnings per share

The basic and diluted earnings per share are calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

The diluted earnings per share for the three and six months ended June 30, 2010 is based on the net income for the periods and the weighted average number of shares of 22,709,501 after adjusting for the number of 2,703,099 dilutive potential common shares. This includes the conversion of warrants into common stock.

6.	Inventories

	As of
	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)

Raw materials	$220,936	$124,132
Work-in-progress	1,329,442	1,022,630
Finished goods	177,367	56,728

	$1,727,745	$1,203,490

7.	Intangible assets

	As of
	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)

Technologies	$1,098,577	$871,680
Software	3,200	3,179

	1,101,777	874,859
Accumulated amortization	(249,371)	(193,544)

Net	$852,406	$681,315

The technologies were purchased from third parties for producing products - Solanesol, Organic Green Barley Supplements (Paiqianshu), Resveratrol, 5-HTP, Tanshinone and Q10 Health Supplements. The application for related patent is in process and has been initially accepted by the relevant government department.

During the six months ended June 30, 2010 and 2009, amortization charge was $54,559 and $28,456 respectively. The additional estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

Year ending December 31,
2010	$49,350
2011	92,269
2012	92,162
2013	92,162
2014	92,162

$418,107

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

8.	Property, plant and equipment

	As of
	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)

Cost:
Buildings	$1,938,884	$1,926,273
Plant and machinery	1,271,326	1,245,877
Office equipment	171,393	110,816
Motor vehicles	209,753	108,579
Leasehold improvement	88,476	-

	3,679,832	3,391,545
Accumulated depreciation	(898,686)	(769,751)

	2,781,146	2,621,794
Construction in progress	1,120,106	885,744

Net	$3,901,252	$3,507,538

Construction in progress mainly comprises of capital expenditure for construction of the Company’s new office and machinery.

During the reporting periods, depreciation is included in:

	Three Months Ended		Six Months Ended
	June	June	June	June
	2010	2009	2010	2009

Cost of Sales	$39,678	$32,783	$78,411	$72,476
Administrative and R&D Expenses	51,564	22,997	77,058	45,980

Total	$91,242	$55,780	$155,469	$118,456

9.	Land use rights

	As of
	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)

Land use rights	$1,129,889	$1,122,540
Accumulated amortization	(134,210)	(122,112)

	$995,679	$1,000,428

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

The carrying amount of land use rights as of June 30, 2010 comprises of two land use rights, which were acquired for building factories and offices, with carrying amounts of $92,212 and $903,467 respectively.

The legal title of the first land use right with carrying amount of $92,212 has not yet been transferred to the Company. The application of legal title is in the process and the management expects there will be no legal hindrance in obtaining the legal titles and no extra costs will be incurred.

During the three and six months ended June 30, 2010 amortization charge was $5,622 and $11,235, respectively and was included in administrative expenses. The amortization charge for the same periods last year was $5,840 and $6,848, respectively. The additional estimated amortization charges of land use rights for the five succeeding years are as follows:

Year ending December 31,
2010	$11,299
2011	22,598
2012	22,598
2013	22,598
2014	22,598

$101,690

10.	Prepayments of operating lease

The prepayments represent the value of the land lease rights of $10,870,751, which are associated with the lease obligation of the Company for land to promote the Company’s newer product portfolio such as fertilizers and pesticides. The lower cost of raw materials will fully or partially offset the cost for the new operating leases.

11.	Available-for-sale securities

The amount represents 1,004,807 shares (post split) of ONE’s common stock (a 4.9% interest) issued to the Company pursuant to the Preferred Share Purchase Agreement, of which 35% of these share were deposited in an escrow (Note 1).

There were limited trading transactions of ONE’s shares in the market during the past months and the fair value of ONE’s common stock held by the Company as of June 30, 2010 was determined by the management. The inputs into the determination of fair value require significant management judgment and estimation.

The management determined the fair values of the ONE’s shares as of June 30, 2010 approximated their carrying value and no fair value changes had therefore been recognized.

On April 14, 2010, we entered into an agreement with ONE Bio, Corp. pursuant to which, among other things, (i) that certain Amended and Restated Green Planet Preferred Stock Purchase Agreement made effective as of June 17, 2009, between us and ONE Bio Corp. (“Amended and Restated GP Preferred Stock Agreement”) was cancelled.

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Other payables and accrued expenses

	As of
	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)

Rental payable	$-	$-
Salaries payable	71,770	71,337
Other accrued expenses	244,523	311,037
Value-added tax payable	104,705	158,997
Land use rights payable	-	-

	$420,998	$541,371

13.	Amounts due and loan to a related party and a stockholder

The amounts due to a stockholder are interest-free, unsecured and repayable on demand.

In February 2010 the Company obtained from a related party a loan in the amount of $1,800,000, which carries an interest rate of 10% per annum. The unpaid balance together with all accrued and unpaid interest thereon shall be due and payable in January 2011. However, the parties have agreed that all accrued and unpaid interest will be waived.

14.	Secured loans from a financial institution

The Company’s two loans in the total amount of $1,860,561 as of December 31, 2009, both of which carried interest at the annual rate of 7.434% have been duly paid off during the three months ended June 30, 2010. As a result, the Company’s pledged plant, equipment, and land use rights are no longer in effect.

In June 2010, the Company entered into a short term loan agreement in the amount of $589,840 with a financial institution. The loan is secured by a guarantee put up by a guarantee company. In return, the Company has paid a counter guarantee of 20% of the loan amount, which is $117,968 to the guarantee company. However, the guarantee deposit was not paid as of June 30, 2010. The guarantee company does not require any collateral. The service fee charged by the guarantee company is $9,244 in total.

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

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

16.           Common stock and preferred stock

 Common stock

The Company did not issue any common stock or warrants for the six months ended June 30, 2010. In addition, the Company did not exercise any warrants during the same period. The par value of the Company’s common stock is $0.001 per share.

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

Non-cash stock-based compensation was $Nil and $13,130 for the three and six months ended June 30, 2010 and June 30, 2009, respectively. During the twelve months period ended December 31, 2009, the Company recognized total non-cash stock-based compensation of $13,130 in connection with 404,000 shares of common stocks issued to several management personnel of the Company in return for their services rendered. $12,318, $487 and $325 of the stock-based compensation were charged to the statement of income and comprehensive income as administrative expenses, research and development expenses and selling expenses respectively.

There was no warrants activity during the six months ended June 30, 2010. See below chart referencing outstanding warrants as of June 30, 2010.

		Number of warrants
		Outstanding			Outstanding
		as of		Granted/	as of
	Exercise	January		forfeited/	June
Month of grant	price	1, 2010	Exercised	cancelled	30, 2010

October 2008	$0.001	152,599	-	-	152,599

		152,599	-	-	152,599

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

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

The Company contributed $19,472 and $41,350 to the scheme for the three and six months ended June 30, 2010, respectively, compared to $12,091 and $23,638 for the three and six months ended June 30, 2009, respectively.

20.	Commitments and contingencies

(a)           Capital commitments

(i)
As of June 30, 2010 and December 31, 2009, the Company had capital commitments of $162,206 and $261,117, respectively, in respect of the acquisition of property, plant and equipment that were contracted but not provided for in the financial statements.

(ii)
As of June 30, 2010 and December 31, 2009, the Company had capital commitments of $309,666 and $161,151, respectively, in regard to the acquisition of intangible assets that were contracted but not provided for in the financial statements.

The deposits for the acquisition of intangible assets represent prepayments to certain academic institutions to acquire new technologies, which are still in progress and not ready for use at the respective balance sheet dates. The amounts will be transferred to intangible assets for amortization upon completion of the development.

(b)          Operating lease arrangements

As of June 30, 2010, the Company had three non-cancelable operating leases for its office premises and lands. The leases will expire at various dates through year 2011 to 2039 and the expected payments over the life of the leases as of June 30, 2010 were $59,196,036. The main part of the lease payments, approximately $59,190,444, pertains to the Company’s use of the operating land leases for the new product portfolio. The lower cost of raw materials will fully or partially offset the cost for the new operating land lease.

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

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

All of the Company’s long-lived assets and revenues are classified based on customers located in the PRC.

22.	Related party transactions

Apart from the transactions as disclosed in notes 13 and 15 to the condensed consolidated financial statements, during the three and six months ended June 30, 2010, the Company recorded rental and motor vehicle expenses of $92,785 and $97,496, respectively to a related company and a stockholder, who is also a director of the Company, has a beneficial interest. The recorded expenses for the same periods last year were $880 and $1,758, respectively.

23.	Subsequent event

In July of 2010, Sanming Huajian (the “company”) entered into a 2-year revolving loan facility with a bank in China. As per the agreement, the Company is entitled to RMB 12 million (approximately US$1,762,000) over a two year period. The loan is secured by certain land use rights and property of the company.

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

Elevated Throne Overseas Ltd. owns 100% of FuJian Green Planet Bioengineering Co., Ltd., which is a WFOE under the laws of the PRC. WFOE has entered into a series of contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd., a limited liability company headquartered in, and organized under the laws of, the PRC. The PRC restructuring transaction closed as of October 24, 2008. Fujian Green Planet Bioengineering Co., Ltd. is required under the agreements to complete additional post-closing steps required in order to maintain its good standing under PRC law. These steps include Fujian Green Planet Bioengineering Co., Ltd. making required regulatory filings and giving proof to regulatory authorities that it has received the required portion of its registered capital as of the deadline required under PRC law. The Company paid $300,000 and $1,700,000 on September 7, 2009 and February 19, 2010, respectively, to fully satisfy the business license requirement according to the Company’s articles of association and to comply with PRC law.

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

On April 14, 2010, we entered into an agreement with ONE Bio, Corp. pursuant to which, among other things, (i) that certain Amended and Restated Green Planet Preferred Stock Purchase Agreement made effective as of June 17, 2009, between us and ONE Bio Corp. (“Amended and Restated GP Preferred Stock Agreement”) was cancelled, (ii) we returned to ONE Bio Corp the 1,004,808 shares of ONE Bio, Corp. common stock that were issued to us pursuant to the Amended and Restated GP Preferred Stock Agreement, and (iii) ONE Bio Corp returned to us the 5,101 preferred  shares of our stock that we issued to ONE Bio, Corp pursuant to the Amended and Restated GP Preferred Stock Agreement.

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

Business Overview

Green Planet headquartered in Aventura, FL with its main operations located in Sanming and Fuzhou, China, is a high-tech bioengineering enterprise that engages in research, development, production and marketing and sales of various organic health and agricultural products originating, among other sources, from residues of tobacco leaves. The Company’s products are Coenzyme Q10 (“CoQ10”), a health supplement that supports the cardiovascular system and a patented organic health supplement called “Paiqianshu”. Paiqianshu comes in both liquid and tablet forms and it’s made from natural green barley shoot extraction. Furthermore, the Company has added 5-HTP and Sarcandra to its product portfolio, which currently are large sellers of the Company’s portfolio. In addition, the Company sells Resveratrol and Genoderma tea. The Company’s business involves activities covering the entire supply chain such as R&D, manufacturing, sales, marketing, and distribution. The Company primarily sells its products in the PRC (China).

Results of Operations and Financial Condition

In this Section, the Company will discuss the following: (i) results of operations and financial condition for the six months ended June 30, 2010 versus the six months ended June 30, 2009 and the three months ended June 30, 2010 versus the three months ended June 30, 2009; (ii) liquidity and capital resources; (iii) a discussion of the Company’s risk factors; and (iv) the Company’s critical accounting policies.

Six Months Ended June 30, 2010 versus June 30, 2009

Net Sales
The Company generated net sales of $8,471,766 for the six months ended June 30, 2010 compared to $4,467,369 for the six months ended June 30, 2009, an increase of $4,004,397 or 90%. The increase in sales is mainly due to the Company’s broadened product portfolio and the Company’s increased sales focus with its additional sales staff compared to last year’s activities. The broader product line caters to a higher number of customers. The Company’s two products 5-HTP and Sarcandra have been large sellers during the six months ended June 30, 2010. These products were not part of the Company’s product portfolio last year. The Company anticipates the new products continue to grow in sales supported by various marketing initiatives.

Cost of Sales
The cost of sales was $4,232,891 for the six months ended June 30, 2010 compared to $1,841,273 for the six months ended June 30, 2009, an increase of $2,391,618. The increase is mainly due to the significantly higher net sales. In addition, the change in customer and product mix has attributed to the higher cost of sales. We experienced a relatively stable raw material pricing during the two measuring periods. Furthermore, the Company continues to have strong relationships with its vendors.

Gross profit
The gross profit for the six months ended June 30, 2010 was $4,238,875 compared to $2,626,096 for the same period of last year, an increase of $1,612,779 or 61%. The gross profit margin was 50% and 59% for the six months ended June 30, 2010 and 2009, respectively. The Company continues to show stability in its market pricing as well as continuity in its manufacturing operations. The main reason for the higher gross profit is due to the Company’s broader product portfolio catering to a larger number of customers, as a result driving higher net sales. The main reason for the lower gross profit percentage is due to that the higher sales volume has triggered certain volume discounts to a few customers. The Company anticipates continuing to have a solid gross margin percentage.

Selling Expenses
Selling expenses totaled $286,099 and $76,557 for the six months ended June 30, 2010 and June 30, 2009, respectively. The main cost drivers were personnel costs, travel and costs related to various marketing campaigns. The increase in the selling expenses is mainly attributable to advertizing and trade show expenses which totaled $151,899 for the six months ended June 30, 2010 in order to successfully drive future sales and sales of new products. The Company has added sales staff compared to the same period of last year with the intention of increasing sales and to continue providing excellent customer service and retention.

Administrative Expenses
Administrative expenses amounted to $688,708 and $494,811 for the six months ended June 30, 2010 and June 30, 2009, respectively. The main expenses were attributable to management and staff, accounting, audit fees and facilities expenses. The main reasons for the increase are attributable to higher personnel costs due to the increased number of employees that supports the overall growing business and various administrative expenses related to the company’s trade show activities. In addition, the Company reported non-cash impacting amortization and depreciation costs of $114,640 for the six months ended June 30, 2010 compared to $81,080 the same period last year.

Research and Development Expenses
Research and development (R&D) expenses totaled $113,608 and $73,039 for the six months ended June 30, 2010 and June 30, 2009 respectively. The increase in R&D expenses is due to the Company’s broader product line. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Operating Income
The operating income amounted to $3,150,460 for six months ended June 30, 2010 compared to $1,981,689 for same period in 2009, which is an increase of 59%. The main reason for the increase is due to the improved net sales and gross profit resulting from the Company’s broader product portfolio and focused sales activities.

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

Net Income
The net income for the Company was $2,507,032 and $1,458,582 for the six months ended June 30, 2010 and June 30, 2009 respectively. The increase in net income of $1,048,450 is mainly due to the higher sales volume and increased gross profit. However, the decrease in net profit margin is mainly due to a shift in the product mix in order to drive higher sales. The Company’s belief is that when the new products continue to increase in volume, the net profit margin will increase due to economies of scale. The Company continues to show a strong net income despite a global financial down turn.

Three Months Ended June 30, 2010 versus June 30, 2009

Net Sales
The Company generated net sales of $5,212,337 for the three months ended June 30, 2010 compared to $2,169,748 for the three months ended June 30, 2009, an increase of $3,042,589 or 140%. The increase in net sales is mainly due to a broader product line which caters to a higher number of customers. The company’s product 5-HTP and Sarcandra sold very well during the quarter with net sales of $2,645,112. Additionally, the Company’s improved sales focus with its additional sales staff compared to the last year’s activities contributed to the increased net sales. The Company anticipates the new and broader product line continue to grow in sales supported by various marketing initiatives.

Cost of Sales
Cost of sales was $2,763,611 for the three months ended June 30, 2010 compared to $988,587 for the three months ended June 30, 2009, an increase of $1,775,024. The increase is due to a higher volume in sales and the change in product and customer mix. We experienced a relatively stable raw material pricing on existing products during the two measuring periods. Furthermore, the Company continues to have strong relationships with its vendors.

Gross profit
The gross profit for the three months ended June 30, 2010 was $2,448,726 compared to $1,181,161 for the same period of last year, an increase of $1,267,565 or 107%. The gross profit margin was 47% and 54% for the three months ended June 30, 2010 and 2009, respectively. The Company continues to show stability in its market pricing as well as continuity in its manufacturing operations. The main reason for the higher gross profit is due to the Company’s broader product portfolio catering to a larger number of customers, as a result driving higher net sales and gross profit. The main reason for the lower gross profit percentage is due to that the higher sales volume has triggered certain volume discounts to a few customers. The Company anticipates continuing to have a solid gross margin percentage.

Selling Expenses
Selling expenses totaled $111,788 and $35,362 for the three months ended June 30, 2010 and June 30, 2009, respectively. The main cost drivers were personnel costs, travel costs, and costs related to various marketing campaigns. The increase in the selling expenses is partly attributable to advertizing and trade show expenses which totaled $29,881 for the three months ended June 30, 2010 in order to drive future sales and sales of new products. The Company has added sales staff compared to the same period of last year with the intention of increasing sales and providing excellent customer service, as a consequence the selling expenses have increased.

Administrative Expenses
Administrative expenses amounted to $366,909 and $267,760 for the three months ended June 30, 2010 and June 30, 2009, respectively. The main expenses were attributable to management and staff, accounting, audit fees and facilities expenses. The main reasons for the increase are attributable to higher personnel costs due to the increased number of employees that supports the overall growing business and various administrative expenses related to the company’s trade show activities in the current quarter. In addition, the Company reported non-cash impacting amortization and depreciation costs of $48,950 for the three months ended June 30, 2010 compared to $41,897 the same period last year.

Research and Development Expenses
Research and development (R&D) expenses totaled $53,220 and $36,573 for the three months ended June 30, 2010 and June 30, 2009 respectively. The increase in R&D expenses is due to the Company’s broader product portfolio. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Operating Income
The operating income amounted to $1,916,809 for the quarter ended June 30, 2010 compared to $841,466 for same quarter in 2009, which is an increase of $1,075,343 or 128%. The higher net sales and gross profit contributed to the increase in operating income mainly resulting from the Company’s broader product line and increased sales focus. The operating income margin was 37% compared to 39% the same period last year.

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

Net Income
The net income for the Company was $1,534,874 and $615,857 for the three months ended June 30, 2010 and June 30, 2009 respectively. The increase in net income of $919,017 or 149% is mainly due to the higher sales volume and the increased gross profit. The minor increase in net profit margin is mainly due to the Company’s newer product line and large sellers, especially 5-HTP and Sarcandra, have shown the highest gross profit margins in the quarter ended June 30, 2010. The Company’s belief is that when the new products continue to increase in volume, the net profit margin will increase due to economies of scale.

Liquidity and Capital Resources
The Company’s working capital and long-term funding primarily comes from operating cash flow and loans, while the financial resources are used in capital expenditures, operating activities and repayment of loans. Net cash flow provided by operating activities amounted to $5,657,318 for the six months ended June 30, 2010 compared to net cash flow provided by operating activities of $264,275 for same period in 2009. The significantly higher cash inflow is mainly due to $1,648,312 in reduced trade receivables and the increased net income of $1,048,450. The customers buying the Company’s newer product portfolio are given shorter credit terms than compared to the older product portfolio and customers and thereby providing a stronger cash flow. In addition, the Company has been able to negotiate longer credit terms with its vendors, which also contributed to the improved cash flow from operating activities with $1,199,948. The Company’s trade receivables totaled $3,484,985 as of June 30, 2010 compared to $5,078,734 as of December 31, 2009. No allowance for doubtful receivables was provided for the six months ended June 30, 2010. The Company believes it has a strong and loyal customer base. The total inventory amounted to $1,727,745 and $1,203,490 as of June 30, 2010 and December 31, 2009 respectively. The higher inventory level is due to the Company’s overall increasing business and the expected increased sales volumes. The main part of the inventory as of June 30, 2010 consists of work in progress and raw material, which totaled $1,550,378. Future operations are estimated to be funded mainly by the Company’s strong net income. In addition, the Company is continuing to work aggressively to reduce its accounts receivables to further strengthen its cash position. The main part of the Company’s cash outflow is estimated to pertain to R&D and administrative expenses. In addition, based on the demand for the Company’s products, the Company plans to add necessary equipment to its manufacturing facility to match the market demand. However, this will be in strong correlation with the product demand factor and the Company’s cash inflow and net income. During the quarter ended June 30, 2010 the Company repaid two loans totaling $1,860,561. Furthermore, the Company entered into a short term loan agreement in the amount of $589,840 with a financial institution during the quarter ended June 30, 2010.  The Company has no pledged property, plant and equipment as of June 30, 2010. As further described in note 14 to the condensed consolidated financial statement, the loan is secured by a guarantee put up by a guarantee company. In return, the Company has paid a counter guarantee of 20% of the loan amount, which is $117,968 to the guarantee company. The guarantee company does not require any collateral. During last year, the Company made an arrangement with the government to move part of the land use rights to operating leases for other pieces of land to promote its newer product portfolio. The carrying value was transferred to prepayments for the new land leases. As further described in note 10 to the condensed consolidated financial statement, the new operating leases commenced on July 1, 2009 and will be paid over 30 years.  The lower cost of raw materials will fully or partially offset the cost for the new operating leases.

Subsequent Event

In July of 2010, Sanming Huajian (the “company”) entered into a 2-year revolving loan facility with a bank in China. As per the agreement, the Company is entitled to RMB 12 million (approximately US$1,762,000) over a two year period. The loan is secured by certain land use rights and property of the company.

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

The source for the below exchange rate information is from Oanda.com

Exchange Rates	6/30/2010	12/31/2009

Fiscal period/year end RMB : US$ exchange rate	6.78	6.84

Average period/yearly RMB : US$ exchange rate	6.83	6.84

The RMB: US$ average exchange rate as of June 30, 2009 was 6.84.

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

Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No.2010-14, “Accounting for Extractive Activities – Oil & Gas” (Topic 932). ASU No. 2010-14 amends FASB accounting Standard paragraph 932-10-S99-1 due to SEC release no. 33-8995 [FR 78], Modernization of Oil and Gas Reporting and provides update as to amendments to SEC Regulation S-X, Rule 4-10. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-15. “Financial Services-Insurance” (Topic 944) ASU No.2010-15 gives direction on how investments through separate accounts affect an insurer’s consolidation analysis of those investments. Under the ASU: an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-16. “Entertainment-Casinos” (Topic 924). ASU No.2010-16 addresses diversity in practice regarding whether an entity accrues liabilities for a base jackpot before it is won because they could avoid the payment. The amendments in this update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base and progressive jackpots. The ASU amendments are effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

         In May 2010, the FASB issued Accounting Standard Update No. 2010-19 “Foreign Currency”. (“ASU No. 2010-19”). ASU 2010-19, codifies the SEC staff announcement made at the March 18, 2010, EITF meeting. The ASU “provides the SEC staff’s views on certain foreign currency issues related to investments in Venezuela.” These issues relate to Venezuela’s highly inflationary status. The ASU became effective on March 18, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed by the Company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2009 and as reported in our 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Tread way commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that at June 30, 2010 there is a material weakness in internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting relates to the monitoring and review of work performed in the preparation of audit and financial statements, footnotes, and financial data provided to the Company’s registered public accounting firm in connection with the annual audit.  All of our financial reporting is carried out by the finance manager and experienced outside consultants. The lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control.  The material weakness identified did not result in the restatement of any previously reported financial statements for 2009 and up to June 30, 2010 or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

The Company’s common stock trades on OTC Bulletin Board’s (OTCBB) quotation system. There has not been any sale of any unregistered securities for the period ended June 30, 2010.

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

The Company filed the following reports on Form 8-K during the quarter for which the report is filed.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 13th day of August, 2010.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: August 23, 2010	By:	/s/ Min Zhao
Min Zhao
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)