Form 10-Q
period 2010-09-30
Green Planet Bio Engineering Co. Ltd.
filed 2010-11-10
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended September 30, 2010
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

The number of shares of common stock outstanding as of November 9, 2010 was 20,006,402.

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
September 30, 2010 and 2009

(Stated in US dollars)

Green Planet Bioengineering Co., Ltd.
Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	1

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 24

Green Planet Bioengineering Co Limited
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)
	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

Revenues	$4,860,799	$3,462,341	$13,332,565	$7,929,710
Cost of sales	2,395,721	1,578,081	6,628,612	3,419,354

Gross profits	2,465,078	1,884,260	6,703,953	4,510,356

Operating expenses
General and administrative expenses	420,452	213,855	1,109,160	708,666
Research and development expenses	73,248	126,625	186,856	199,664
Selling and marketing expenses	285,469	42,577	571,568	119,134

	779,169	383,057	1,867,584	1,027,464

Income from operations	1,685,909	1,501,203	4,836,369	3,482,892
Interest and financing expense	(188,986)	1,693	(256,687)	3,365
Interest income	4,137	-	9,709	-
Other income/(expense)	(50,448)	(58,919)	(45,961)	(67,325)

Income before income taxes	1,450,612	1,443,977	4,543,430	3,418,932
Provision for income taxes	(308,072)	(369,778)	(921,268)	(886,151)

Net income	1,142,540	1,074,199	3,622,162	2,532,781

Earnings per share
- Basic	$0.06	$0.07	$0.18	$0.16

- Diluted	$0.06	$0.04	$0.18	$0.12

Weighted average number of shares outstanding :
- Basic	20,006,402	15,589,367	20,006,402	15,529,265

- Diluted	20,159,001	24,149,997	20,159,001	21,388,128

STATEMENT OF COMPREHENSIVE INCOME

Net Income	$1,142,540	$1,074,199	$3,622,162	$2,532,781
Other comprehensive income
Unrealized foreign currency gain (loss)	306,785	22,857	457,127	2,963

Comprehensive income	1,449,325	1,097,056	4,079,289	2,535,744

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co Limited
Consolidated Balance Sheets
(Stated in US dollars)
	September 30, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$4,209,167	$791,775
Receivables - net	4,663,043	5,078,734
Inventory	2,768,590	1,203,490
Deferred taxes	78,909	76,772
Prepaid expense and other receivables	889,273	820,288
Prepayments of operating leases	1,711,130	1,711,130

Total current assets	14,320,112	9,682,189
Property, plant and equipment, net	4,035,941	3,507,538
Land use rights	1,002,357	1,000,428
Intangible assets	836,706	681,315
Deposits for acquisition of intangible assets	350,846	161,151
Deferred taxes	23,204	22,770
Prepayments of operating leases	8,687,341	7,790,914
Available for sale securities	-	5,000,000

TOTAL ASSETS	$29,256,507	$27,846,305

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$783,360	$557,155
Other payables and accrued liabilities	642,061	541,371
Amounts due to related parties	79,887	16,189
Amount due to stockholder - note 13	68,547	34,528
Deferred taxes	164,226	148,581
Secured loans from financial institution - note 14	2,388,737	1,860,561
Convertible loan payable - note 15	300,000	190,000
Loan from a related party - note 13	1,700,000	-
Income tax payable	328,021	611,745
Deferred revenue	64,197	62,995

Total current liabilities	6,519,036	4,023,125

TOTAL LIABILITIES	$6,519,036	$4,023,125

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock : par value $0.001 per share Authorized : 10,000,000 shares Issued and outstanding : 0 shares and 5,101 shares at September 30, 2010 and December 31, 2009	-	5
Common stock : par value $0.001 per share Authorized : 250,000,000 shares Issued and outstanding : 20,006,402 shares at September 30, 2010 and December 31, 2009	20,006	20,006
Additional paid-in capital	5,128,901	10,293,896
Statutory reserve	1,305,895	1,305,895
Accumulated other comprehensive income	1,916,104	1,458,976
Retained earnings	14,366,565	10,744,402
Total shareholders’ equity of the company	22,737,471	23,823,180

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,256,507	$27,846,305

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co. Limited
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Nine Months ended September 30,
	2010	2009
Cash flows from operating activities
Net Income	$3,622,162	$2,532,781
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	237,981	165,980
Amortization of intangible assets	81,552	51,364
Amortization of land use rights	17,159	17,517
Amortization of lease prepayments	1,673,609	-
Deferred taxes	13,508	92,958
Share-based compensation	-	13,130
Amortization of loan discount	110,000	-
Convertible loan interest	30,000	14,000
Changes in operating assets and liabilities :
Receivables - net	572,729	522,143
Prepaid expense and other receivables	(68,985)	(180,938)
Inventory	(1,526,443)	(204,612)
Prepayments of operating leases	-	(4,376,185)
Trade payables	226,205	71,397
Other payables and accrued liabilities	(64,310)	(72,050)
Amounts due to related parties	33,698	2,639
Amount due to a stockholder	(48,584)	4,986
Income tax payable	(283,724)	(24,220)

Net cash flows provided by (used in) operating activities	4,626,557	(1,369,110)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(696,767)	(213,783)
Payments made for acquisition of intangible assets	(189,695)	(73,305)
Deposits paid for plantation base leases	(2,388,737)	(439,800)
Proceeds on sale of equipment	76,895	-
Purchase of intangible assets	(223,944)	-

Net cash flows used in investing activities	(3,422,248)	(726,888)

Cash flows from financing activities
Issue of Common Stock	-	764
Proceeds from bank loans	2,388,737	1,861,902
Loan from inter-company	1,700,000	-
Convertible loan from major shareholder	-	300,000
Repayments of loans from government	-	(146,500)
Repayments of bank loans	(1,860,561)	-

Net cash flows provided by financing activities	2,228,176	2,016,166

Effect of foreign currency translation on cash and cash equivalents	(15,093)	642

Net increase in cash and cash equivalents	3,417,392	(79,190)
Cash and cash equivalents - beginning of period	791,775	665,568

Cash and cash equivalents - end of period	$4,209,167	$586,378

Supplemental disclosures for cash flow information:
Cash paid for interest	$138,390	$39,327
Cash paid for Income taxes	$1,223,800	$817,568

Supplemental disclosures of non cash activity:
Acquisition of available for sale securities	$-	$5,000,000
Issue of preferred stock	$-	$5,000,000
Transfer of land use right	$-	$5,831,325

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results for the period ended September 30, 2010, have been made. These consolidated financial statements should be read in conjunction with the financial foot notes thereto and the Company’s Form 10K for the year ended December 31, 2009.

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

The Company had no investments according to the fair value hierarchy levels as of September 30, 2010.

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
During the reporting periods, customers representing the highest sales revenue of the Company are as follows:

	September 30,
	2010	2009
	(unaudited)	(unaudited)

Customer A	$2,713,582	$-
Customer B	2,207,231	-
Customer C	1,100,032	369,750
Customer D	974,519	-
Customer E	854,136	856,991
Customer F	778,730	-
Customer G	732,833	615,595
Customer H	635,600	-
Customer I	627,843	-
Customer J	555,037	-

	$11,179,543	$1,842,336

Details of customers which represent the highest value of the Company’s trade receivables are:

	September 30	December 31,
	2010	2009
	(unaudited)	(audited)

Customer A	$1,099,273	$-
Customer B	1,038,429	-
Customer C	597,652	-
Customer D	366,425	300,199
Customer E	329,519	547,485
Customer F	232,036	25,931
Customer G	219,540	168,767
Customer H	194,272	-
Customer I	121,467	-

	$4,198,613	$1,042,382

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of September 30, 2010 and December 31, 2009 almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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

No allowance for doubtful debts was provided for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined on a weighted-average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In assessing the ultimate realization of inventory, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase with its projected demand requirements; decrease due to market conditions, product life cycle changes. During the reporting periods, all of the Company’s products are saleable with high profit margin, therefore, the Company did not make any allowance for slow-moving or defective inventory.

No allowance for obsolete inventory was provided for during the nine months ended September 30, 2010 and 2009.

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

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the nine months ended September 30, 2010 and 2009, dilutive potential shares included warrants issued to consultants.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.        Summary of significant accounting policies (Cont’d)

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting from the above are not included in determining net income but are included in accumulated other comprehensive income, a component of stockholders’ equity. The average exchange rates in effect as of September 30, 2010 and September 30, 2009 were 1USD for 6.78 RMB and 6.82 RMB, respectively. The exchange rate in effect as of December 31, 2009 was 1USD for 6.83 RMB. The source for the above exchange rate information is from Oanda.com.

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

In July 2010, the FASB issued Accounting Standard Update No. 2010-20 (ASU No. 2010-20) “Receivables” (Topic 310).  ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) How that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) The changes and reasons for those changes in the allowance for credit losses.  The entity must provide disclosures about its financing receivables on a disaggregated basis.  For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011.  The Company is evaluating the impact ASU No. 2010-20 will have on the financial statements.

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.        Summary of significant accounting policies (Cont’d)

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

In September 2010, the FASB issued Accounting Standard Update No. 2010-25 (ASU No. 2010-25) “Defined Contribution Pension Plans” (Topic 962).  ASU No. 2010-25 clarifies how loans to participants should be classified and measured by defined contribution pension benefits.  The amendments in ASU No. 2010-25 affect any defined contribution pension plan that allows participant loans.  The amendments in ASU No. 2010-25 require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest.  ASU No. 2010-25 is effective for fiscal years ending after December 15, 2010 and should be applied retrospectively to all prior periods presented.  Early adoption is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

3.         Finance costs

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(Unaudited)

Bank loan interest	$38,806	$-	$100,967	$-
Amortization of loan discount	110,000	13,750	110,000	13,750
Interest on convertible loan	30,000	250	30,000	250
Other loan interest	9,292	31,153	9.292	39,327
Bank charges	410	13,766	1,810	13,998
Exchange loss	478	-	4,134	-

	$188,986	$58,919	$256,203	$67,325

During the three months ended September 30, 2010 and 2009, loan interest expenses payable to a related company were $30,000 and $0, respectively. For the nine months ended September 30, 2010 and 2009, loan interest expenses payable to a related company were $30,000 and $0, respectively.

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.        Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 40.7%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries or VIE as of September 30, 2010 as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

Accordingly, Fujian Green Planet and Sanming Huajian, both of which are established in the PRC, are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the nine month periods ended September 30, 2010 and 2009.

The components of the provision for income taxes are:

	Nine months ended September 30
	2010 (unaudited)	2009 (unaudited)

Current taxes - PRC	$909,366	$793,193
Deferred taxes	11,902	92,958

	$921,268	$886,151

Deferred tax assets as of September 30, 2010 and December 31, 2009 composed of the following:-

	September 30	December 31,
	2010	2009
The PRC	(unaudited)	(audited)
Current deferred tax assets :
Decelerated amortization of land use rights	$-	$-
Decelerated amortization of intangible assets	4,479	4,395
Provision of expenses	74,430	72,377

	$78,909	$76,772

Non-current deferred tax assets :
Accelerated amortization of intangible assets	$19,035	$18,679
Provision of expenses	4,169	4,091

	$23,204	$22,770
Current deferred tax liabilities
Rental expenses capitalized in inventory	$-	$(148,581)
Cost to be adjusted due to tax exemption	(164,226)

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

The diluted earnings per share for the three and nine months ended September 30, 2010 is based on the net income for the periods and the weighted average number of shares of 20,159,000 after adjusting for the number of 152,598 dilutive potential common shares. This includes the conversion of warrants into common stock.

6.	Inventory

	September 30	December 31,
	2010	2009
	(unaudited)	(audited)

Raw materials	$375,861	$124,132
Work-in-progress	2,143,203	1,022,630
Finished goods	249,526	56,728

	$2,768,590	$1,203,490

7.	Intangible assets

	September 30	December 31,
	2010	2009
	(unaudited)	(audited)

Technologies	$1,112,256	$871,680
Software	3,240	3,179

	1,115,496	874,859
Accumulated amortization	(278,790)	(193,544)

Net	$836,706	$681,315

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

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

During the nine months ended September 30, 2010 and 2009, amortization charge was $81,552 and $51,364 respectively. The additional estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

Year ending December 31,
2010	$23,976
2011	93,310
2012	93,310
2013	93,310
2014	93,310
Thereafter	439,490

$836,706

8.	Property, plant and equipment

	September 30	December 31,
	2010	2009
	(unaudited)	(audited)

Cost:
Buildings	$1,914,057	$1,926,273
Plant and machinery	1,296,520	1,245,877
Office equipment	169,588	110,816
Motor vehicles	197,207	108,579
Leasehold improvement	89,578	-

	3,666,950	3,391,545
Accumulated depreciation	(929,287)	(769,751)

	2,737,663	2,621,794
Construction in progress	1,298,278	885,744

Net	$4,035,941	$3,507,538

Construction in progress mainly comprises capital expenditure for construction of the Company’s new office and machinery.

During the reporting periods, depreciation is included in:

	Three Months Ended		Nine Months Ended
	September 2010	September 2009	September 2010	September 2009

Cost of Sales	$39,497	$34,436	$117,909	$96,727
Administrative and R&D Expenses	43,014	23,273	120,072	69,253

Total	$82,511	$57,709	$237,981	$165,980

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9.	Land use rights

	September 30	December 31,
	2010 (unaudited)	2009 (audited)

Land use rights	$1,143,958	$1,122,540
Accumulated amortization	(141,601)	(122,112)

	$1,002,357	$1,000,428

The carrying amount of land use rights as of September 30, 2010 comprises of two land use rights, which were acquired for building factories and offices, with carrying amounts of $92,837 and $909,520 respectively.

The legal title of the first land use right with carrying amount of $92,837 has not yet been transferred to the Company. The application of legal title is in the process and the management expects there will be no legal hindrance in obtaining the legal titles and no extra costs will be incurred.

During the three and nine months ended September 30, 2010 amortization charge was $5,651 and $17,159, respectively and was included in administrative expenses. The amortization charge for the same periods last year was $5,841 and $12,689, respectively. The additional estimated amortization charges of land use rights for the balance of current year and four succeeding years are as follows:

Year ending December 31,
2010	$5,720
2011	22,879
2012	22,879
2013	22,879
2014	22,879

$97,236

10.	Prepayments of operating lease

The prepayments represent the value of the land lease rights of $8,687,341, which are associated with the lease obligation of the Company for land to promote the Company’s newer product portfolio such as fertilizers and pesticides. The lower cost of raw materials will fully or partially offset the cost for the new operating leases.

11.	Available-for-sale securities

The amount represents 1,004,807 shares (post split) of ONE’s common stock (a 4.9% interest) issued to the Company pursuant to the Preferred Share Purchase Agreement, of which 35% of these shares were deposited in an escrow (Note 1).

There were limited trading transactions of ONE’s shares in the market during the past months and the fair value of ONE’s common stock held by the Company as of September 30, 2010 was determined by the management. The inputs into the determination of fair value require significant management judgment and estimation.

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

The management determined the fair values of the ONE’s shares as of September 30, 2010 approximated their carrying value and no fair value changes had therefore been recognized.

On April 14, 2010, we entered into an agreement with ONE Bio, Corp. pursuant to which, among other things, that certain Amended and Restated Green Planet Preferred Stock Purchase Agreement made effective as of June 17, 2009, between us and ONE Bio Corp. (“Amended and Restated GP Preferred Stock Agreement”) was cancelled.

12.          Other payables and accrued liabilities

	September 30	December 31,
	2010 (unaudited)	2009 (audited)

Rental payable	$-	$-
Salaries payable	70,799	71,337
Other accrued liabilities	460,160	311,037
Value-added tax payable	111,102	158,997

	$642,061	$541,371

13.	Amount due and loan to a related party and a stockholder

The amount due to a stockholder is interest-free, unsecured and repayable on demand.

In February 2010 the Company obtained from a related party a loan in the amount of $1,700,000, which carries an interest rate of 10% per annum. The unpaid balance together with all accrued and unpaid interest thereon shall be due and payable in January 2011. However, the parties have agreed that all accrued and unpaid interest will be waived.

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

On July 7, 2010, the Company entered into a 2 year revolving loan facility agreement with a financial institution in the amount of $1,791,553, which carries an interest rate of 85% of the rate stipulated by the People’s Bank of China. Under the terms of the loan facility, usage of the funds is limited to the purchase of certain inventory items. The financial institution charged a commission fee of $33,293. The Company pledged buildings, construction in progress and land use rights with a carrying value of $2,749,484 as collateral for the revolving loan facility.

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

15.	Convertible loan payable

On September 1, 2009, the Company obtained $300,000 financing from ONE for general corporate and working capital purposes. The financing was in the form of convertible loan that carries interest at a rate of 10% per annum. Interest was accrued until September 1, 2010, and subsequent to that date, ONE waived all future interest on the loan. The settlement of the loan may be convertible at the election of ONE into shares of the Company’s common stock at a price of $0.50 per share.

Since the convertible loan has beneficial conversion features, the conversion option of $165,000, valued separately by its intrinsic value. The loan discount has been fully accrued and $110,000 has been amortized as interest expense during the nine months ended September 30, 2010.

16.          Common stock and preferred stock

Common stock

The Company did not issue any common stock or warrants for the nine months ended September 30, 2010. In addition, the Company did not exercise any warrants during the same period. The par value of the Company’s common stock is $0.001 per share.

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

There were no non-cash stock-based compensation recognized for the three and nine months ended September 30, 2010. For the same respective periods ended September 30, 2009, $13,130 was recognized During the twelve months period ended December 31, 2009, the Company recognized total non-cash stock-based compensation of $13,130 in connection with 404,000 shares of common stocks issued to several management personnel of the Company in return for their services rendered. $12,318, $487 and $325 of the stock-based compensation were charged to the statement of income and comprehensive income as administrative expenses, research and development expenses and selling expenses respectively.

Green Planet Bioengineering Co., Ltd
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

There was no warrants activity during the nine months ended September 30, 2010. See below chart referencing outstanding warrants as of September 30, 2010.

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

The Company contributed $14,427 and $64,020 to the scheme for the three and nine months ended September 30, 2010, respectively, compared to $12,173 and $35,811 for the three and nine months ended September 30, 2009, respectively.

20.	Commitments and contingencies

(a)           Capital commitments

(i)
As of September 30, 2010 and December 31, 2009, the Company had capital commitments of $365,775 and $261,117, respectively, in respect of the acquisition of property, plant and equipment that were contracted but not provided for in the financial statements.

(ii)
As of September 30, 2010 and December 31, 2009, the Company had capital commitments of $343,381 and $161,151, respectively, in regard to the acquisition of intangible assets that were contracted but not provided for in the financial statements.

The deposits for the acquisition of intangible assets represent prepayments to certain academic institutions to acquire new technologies, which are still in progress and not ready for use at the respective balance sheet dates. The amounts will be transferred to intangible assets for amortization upon completion of the development.

(b)           Operating lease arrangements

As of September 30, 2010, the Company had three non-cancelable operating leases for its office premises and lands. The leases will expire at various dates through year 2011 to 2039 and the expected payments over the life of the leases as of September 30, 2010 were $59,927,442. The main part of the lease payments, approximately $59,927,442, pertains to the Company’s use of the operating land leases for the new product portfolio.
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

Apart from the transactions as disclosed in notes 13 and 15 to the condensed consolidated financial statements, during the three and nine months ended September 30, 2010, the Company recorded rental and motor vehicle expenses of $885 and $98,381, respectively to a related company and a stockholder, who is also a director of the Company, has a beneficial interest. The recorded expenses for the same periods last year were $880 and $1,758, respectively.

23.	Subsequent event

The Company has evaluated all other subsequent events through November 10, 2010, the date these financial statements are issued, and determined that there were no subsequent events or transactions that require recognition or disclosure in the financial statements.

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

Results of Operations and Financial Condition

In this Section, the Company will discuss the following: (i) results of operations and financial condition for the nine months ended September 30, 2010 versus the nine months ended September 30, 2009 and the three months ended September 30, 2010 versus the three months ended September 30, 2009; (ii) liquidity and capital resources; (iii) a discussion of the Company’s risk factors; and (iv) the Company’s critical accounting policies.

Nine Months Ended September 30, 2010 versus September 30, 2009

Net Sales
The Company generated net sales of $13,332,565 for the nine months ended September 30, 2010 compared to $7,929,710 for the nine months ended September 30, 2009, an increase of $5,402,855 or 68%. The increase in sales is mainly due to the Company’s broadened product portfolio and the Company’s increased sales focus with its additional sales staff compared to last year’s activities. The broader product line caters to a higher number of customers. The Company’s two new products Sarcandra and Ganoderma Tea together with the existing popular selling items contributed to 86% of the sales during the nine months ended September 30, 2010. These products were not part of the Company’s product portfolio last year. The Company anticipates the new products supported by marketing initiatives to continue to contribute sales growth.

Cost of Sales
The cost of sales was $6,628,612 for the nine months ended September 30, 2010 compared to $3,419,354 for the nine months ended September 30, 2009, an increase of $3,209,258. The increase is mainly due to the significantly higher net sales. In addition, the change in customer and product mix has attributed to the higher cost of sales. We experienced a relatively stable raw material pricing during the three measuring periods. Furthermore, the Company continues to have strong relationships with its vendors.

Gross profit
The gross profit for the nine months ended September 30, 2010 was $6,703,953 compared to $4,510,356 for the same period of last year, an increase of $2,193,597 or 49%. The gross profit margin was 50% and 57% for the nine months ended September 30, 2010 and 2009, respectively. The Company continues to show stability in its market pricing as well as continuity in its manufacturing operations. The main reason for the higher gross profit is due to the Company’s broader product portfolio catering to a larger number of customers, as a result driving higher net sales. The main reason for the lower gross profit percentage is due to that the higher sales volume has triggered certain volume discounts to a few customers. The Company anticipates continuing to have a solid gross margin percentage.

Selling Expenses
Selling expenses totaled $571,568 and $119,134 for the nine months ended September 30, 2010 and September 30, 2009, respectively. The main cost drivers were personnel costs, travel and costs related to various marketing campaigns. The increase in the selling expenses is mainly attributable to advertizing and trade show expenses which totaled $381,662 for the nine months ended September 30, 2010 in order to successfully drive future sales and sales of new products. The Company has added sales staff compared to the same period of last year with the intention of increasing sales and to continue providing excellent customer service and retention.

Administrative Expenses
Administrative expenses amounted to $1,109,160 and $708,666 for the nine months ended September 30, 2010 and September 30, 2009, respectively. The main expenses were attributable to management and staff, accounting, audit fees and facilities expenses. The main reasons for the increase are attributable to higher personnel costs due to the increased number of employees that supports the overall growing business and various administrative expenses related to the company’s trade show activities. In addition, the Company reported non-cash impacting amortization and depreciation costs of $173,143 for the nine months ended September 30, 2010 compared to $130,550 the same period last year.

Research and Development Expenses
Research and development (R&D) expenses totaled $186,856 and $199,664 for the nine months ended September 30, 2010 and September 30, 2009 respectively. The decrease in R&D expenses is due to the ramp up in 2009 due to the Company’s broader product line which is decreasing as the products mature. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Operating Income
The operating income amounted to $4,836,369 for nine months ended September 30, 2010 compared to $3,482,892 for same period in 2009, which is an increase of 39%. The main reason for the increase is due to the improved net sales and gross profit resulting from the Company’s broader product portfolio and focused sales activities.

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

The Company operates in the People’s Republic of China and is subject to its tax laws. In accordance with the relevant tax laws and regulations of the People’s Republic of China, the corporation income tax rate has been revised to 25% across the board for all enterprises, whether domestic or foreign-owned from 33% with effect from January 1, 2008. The Company is subject to the United States of America Tax law at a tax rate of approximately 40%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

Net Income
The net income for the Company was $3,622,162 and $2,532,781 for the nine months ended September 30, 2010 and September 30, 2009 respectively. The net profit margin was 27% and 32% for the same periods, respectively. The increase in net income of $1,089,381 is mainly due to the higher sales volume and increased gross profit. However, the decrease in net profit margin is mainly due to a shift in the product mix in order to drive higher sales. The Company’s belief is that when the new products continue to increase in volume, the net profit margin will increase due to economies of scale. The Company continues to show a strong net income despite a global financial down turn.

Three Months Ended September 30, 2010 versus September 30, 2009

Net Sales
The Company generated net sales of $4,860,799 for the three months ended September 30, 2010 compared to $3,462,341 for the three months ended September 30, 2009, an increase of $1,398,458 or 40%. The increase in net sales is mainly due to a broader product line which caters to a higher number of customers. The company’s newer products Sarcandra and Ganoderma Tea sold very well during the quarter with net sales of $2,729,449. Additionally, the Company’s improved sales focus with its additional sales staff compared to the last year’s activities contributed to the increased net sales. The Company anticipates the new and broader product line supported by marketing initiatives to continue the growth in sales.

Cost of Sales
Cost of sales was $2,395,721 for the three months ended September 30, 2010 compared to $1,578,081 for the three months ended September 30, 2009, an increase of $817,640. The increase is due to a higher volume in sales and the change in product and customer mix. We experienced a relatively stable raw material pricing on existing products during the three measuring periods. Furthermore, the Company continues to have strong relationships with its vendors.

Gross profit
The gross profit for the three months ended September 30, 2010 was $2,465,078 compared to $1,884,260 for the same period of last year, an increase of $580,818 or 31%. The gross profit margin was 51% and 54% for the three months ended September 30, 2010 and 2009, respectively. The Company continues to show stability in its market pricing as well as continuity in its manufacturing operations. The main reason for the higher gross profit is due to the Company’s broader product portfolio catering to a larger number of customers, as a result driving higher net sales and gross profit. The main reason for the lower gross profit percentage is due to the fact that the higher sales volume has triggered certain volume discounts to a few customers. The Company anticipates continuing to have a solid gross margin percentage.

Selling Expenses
Selling expenses totaled $285,469 and $42,577 for the three months ended September 30, 2010 and September 30, 2009, respectively. The main cost drivers were personnel costs, travel costs, and costs related to various marketing campaigns. The increase in the selling expenses is partly attributable to advertizing and trade show expenses which totaled $229,763 for the three months ended September 30, 2010 in order to drive future sales and sales of new products. The Company has added sales staff compared to the same period of last year with the intention of increasing sales and providing excellent customer service, as a consequence the selling expenses have increased.

Administrative Expenses
Administrative expenses amounted to $420,452 and $213,855 for the three months ended September 30, 2010 and September 30, 2009, respectively. The main expenses were attributable to management and staff, accounting, audit fees and facilities expenses. The main reasons for the increase are attributable to higher personnel costs due to the increased number of employees that supports the overall growing business and various administrative expenses related to the company’s trade show activities in the current quarter. In addition, the Company reported non-cash impacting amortization and depreciation costs of $58,503 for the three months ended September 30, 2010 compared to $49,500 the same period last year.

Research and Development Expenses
Research and development (R&D) expenses totaled $73,248 and $126,625 for the three months ended September 30, 2010 and September 30, 2009 respectively. The decrease in R&D expenses is due to the Company’s broader product portfolio which required increased R&D in 2009 but will decrease as product line matures. The Company’s efforts to broaden and strengthen its product portfolio will continue, however, at a pace that is consistent with the economy and the increasing sales activities.

Operating Income
The operating income amounted to $1,685,909 for the quarter ended September 30, 2010 compared to $1,501,203 for same quarter in 2009, which is an increase of $184,706 or 12%. The higher net sales and gross profit contributed to the increase in operating income mainly resulting from the Company’s broader product line and increased sales focus. The operating income margin was 35% compared to 43% the same period last year.

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

The Company operates in the People’s Republic of China and is subject to its tax laws. In accordance with the relevant tax laws and regulations of the People’s Republic of China, the enterprise income tax rate has been revised to 25% across the board for all enterprises, whether domestic or foreign-owned from 33% with effect from January 1, 2008. The Company is subject to the United States of America Tax law at a tax rate of approximately 40%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

Net Income
The net income for the Company was $1,142,540 and $1,074,199 for the three months ended September 30, 2010 and September 30, 2009 respectively. The net profit margin was 24% and 31% for the three months ended September 30, 2010 and September 30, 2009, respectively. The increase in net income of $68,341 or 6% is mainly due to the higher sales volume and the increased gross profit. The decrease in net profit margin is mainly due to the Company’s marketing initiatives associated to the newer product line and large sellers, especially Sarcandra and Ganoderma Tea. The Company’s belief is that as the new products continue to increase in volume, the net profit margin will increase due to economies of scale.

Liquidity and Capital Resources
The Company’s working capital and long-term funding primarily comes from operating cash flow and loans, while the financial resources are used in capital expenditures, operating activities and repayment of loans. Net cash flow provided by operating activities amounted to $4,626,557 for the nine months ended September 30, 2010 compared to net cash outflow absorbed by operating activities of $1,369,110 for same period in 2009. The significantly higher cash inflow is mainly due to reduced trade receivables, operating lease prepayments and increased net income of $1,089,381. The customers buying the Company’s newer product portfolio are given shorter credit terms than compared to the older product portfolio and customers and thereby providing a stronger cash flow. The Company’s trade receivables totaled $4,663,043 as of September 30, 2010 compared to $5,078,734 as of December 31, 2009. No allowance for doubtful receivables was provided for the nine months ended September 30, 2010. The Company believes it has a strong and loyal customer base. The total inventory amounted to $2,768,590 and $1,203,490 as of September 30, 2010 and December 31, 2009 respectively. The higher inventory level is due to the Company’s overall increasing business and the expected increased sales volumes. The main part of the inventory as of September 30, 2010 consists of work in progress and raw material, which totaled $2,519,064. Future operations are estimated to be funded mainly by the Company’s strong net income. In addition, the Company is continuing to work aggressively to reduce its accounts receivables to further strengthen its cash position. The main part of the Company’s cash outflow is estimated to pertain to R&D and administrative expenses. In addition, based on the demand for the Company’s products, the Company plans to add necessary equipment to its manufacturing facility to match the market demand. However, this will be in strong correlation with the product demand factor and the Company’s cash inflow and net income. During the quarter ended June 30, 2010 the Company repaid two loans totaling $1,860,561. Furthermore, the Company entered into a short term loan agreement in the amount of $589,840 with a financial institution during the quarter ended June 30, 2010. As further described in note 14 to the condensed consolidated financial statement, the loan is secured by a guarantee put up by a guarantee company. In return, the Company has paid a counter guarantee of 20% of the loan amount, which is $117,968 to the guarantee company. The guarantee company does not require any collateral. On July 7, 2010, the Company entered into a 2 year revolving loan facility agreement with a financial institution in the amount of $1,791,553, which carries an interest rate of 85% of the rate stipulated by the People’s Bank of China. Under the terms of the loan facility, usage of the funds is limited to the purchase of certain inventory items. The financial institution charged a commission fee of $33,293. The Company pledged buildings, construction in progress and land use rights with a carrying value of $2,749,484 as collateral for the revolving loan facility. During last year, the Company made an arrangement with the government to move part of the land use rights to operating leases for other pieces of land to promote its newer product portfolio. The carrying value was transferred to prepayments for the new land leases. As further described in note 10 to the condensed consolidated financial statement, the new operating leases commenced on July 1, 2009 and will be paid over 30 years.  The lower cost of raw materials will fully or partially offset the cost for the new operating leases.

Subsequent Event

The Company has evaluated all other subsequent events through November 10, 2010, the date these financial statements are issued, and determined that there were no subsequent events or transactions that require recognition or disclosure in the financial statements

Foreign Currency Translation
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

The exchange rate information below is based on the Federal Reserve rates obtained from Oanda.com

Exchange Rates	9/30/2010	12/31/2009

Fiscal period/year end RMB: US$ exchange rate	6.70	6.83

Average period/yearly RMB: US$ exchange rate	6.78	6.83

The RMB: US$ average exchange rate as of September 30, 2009 was 6.82.

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

In July 2010, the FASB issued Accounting Standard Update No. 2010-20 (ASU No. 2010-20) “Receivables” (Topic 310).  ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) How that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) The changes and reasons for those changes in the allowance for credit losses.  The entity must provide disclosures about its financing receivables on a disaggregated basis.  For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011.  The Company is evaluating the impact ASU No. 2010-20 will have on the financial statements.

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

In September 2010, the FASB issued Accounting Standard Update No. 2010-25 (ASU No. 2010-25) “Defined Contribution Pension Plans” (Topic 962).  ASU No. 2010-25 clarifies how loans to participants should be classified and measured by defined contribution pension benefits.  The amendments in ASU No. 2010-25 affect any defined contribution pension plan that allows participant loans.  The amendments in ASU No. 2010-25 require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest.  ASU No. 2010-25 is effective for fiscal years ending after December 15, 2010 and should be applied retrospectively to all prior periods presented.  Early adoption is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as designed to ensure that material information required to be disclosed by the Company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

As of September 30, 2010 and as reported in our 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Tread way commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that at September 30, 2010 there is a material weakness in internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting relates to the monitoring and review of work performed in the preparation of audit and financial statements, footnotes, and financial data provided to the Company’s registered public accounting firm in connection with the annual audit.  All of our financial reporting is carried out by the finance manager and experienced outside consultants. The lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control.  The material weakness identified did not result in the restatement of any previously reported financial statements for 2009 and up to September 30, 2010 or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

The Company’s common stock trades on OTC Bulletin Board’s (OTCBB) quotation system. There has not been any sale of any unregistered securities for the period ended September 30, 2010.

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

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 10th day of November, 2010.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: November 10, 2010	By:	/s/ Min Zhao
Min Zhao
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)