Form 10-K
period 2010-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2011-04-14
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 000-52622

GREEN PLANET BIOENGINEERING CO. LIMITED
(Exact Name of Registrant as Specified In Its Charter)

DELAWARE	37-1532842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19950 W Country Club Dr, Suite 100, Aventura, FL 33180
(Address of Principal Executive Offices)	(Zip Code)

1 305 328 8662
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)
_______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the act.  Yes ☐   No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:   ☐   No:    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer    ☐   Accelerated Filer    ☐   Non-accelerated Filer   ☐   Smaller Reporting Company   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes:  ☐   No:  ☑

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of December 31, 2010, was approximately $404,037

The number of shares of common stock outstanding as of March 15, 2011 was 20,006,402.

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

PART I

ITEM 1 DESCRIPTION OF BUSINESS

Business

Our History

Mondo Acquisition II, Inc. was incorporated in the State of Delaware on October 30, 2006. Since inception, we have been engaged in organizational efforts to obtain initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on May 2, 2007, and since its effectiveness, we have focused our efforts to identify a possible business combination. On October 2, 2008, we changed our name to Green Planet Bioengineering Co., Limited (“Green Planet” or “Company”).

On October 24, 2008 (“Closing date”), we executed and consummated a Share Exchange Agreement by and among (i) Elevated Throne Overseas Ltd. (“Elevated Throne”), a British Virgin Islands limited liability company which is the parent company of Fujian Green Planet Bioengineering Co., Ltd. (“Fujian Green Planet”), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC”); (ii) the stockholders of 100% of Elevated Throne’s common stock (the “Elevated Throne Overseas Ltd., Shareholders”); and (iii) our then-controlling stockholder, Cris Neely (who owned 93.5%). Prior to the Share Exchange Agreement, Mr. Min Zhao and Ms. Min Yan Zheng were the controlling persons, owning 100% of Elevated Throne.  At the Closing date, we acquired control of Elevated Throne by issuing to the Elevated Throne Overseas Ltd’s Shareholders (Mr. Zhao and Ms. Zheng) 14,141,667 shares of our Common Stock in exchange for all of the outstanding capital stock of Elevated Throne (the “Transaction”). Immediately after the Closing date of this transaction, we had a total of 15,141,667 shares of common stock outstanding, with the Elevated Throne Overseas Ltd’s Shareholders owning approximately 93.40% of our outstanding common stock, and the balance held by those who held the common stock prior to the Closing Date. Upon closing of the Transaction, Mr. Min Zhao and Ms. Min Yan Zheng became our controlling shareholders and we no longer were a “blank check” company.

Elevated Throne owns 100% of Fujian Green Planet, which is a WFOE under the laws of the PRC. WFOE has entered into a series of contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd., (“Sanming Huajian”) a limited liability company headquartered in, and organized under the laws of, the PRC.

As a result of the Reverse Merger Transaction, we acquired 100% of the capital stock of Elevated Throne and consequently, control of the business and operations of Elevated Throne, Fujian Green Planet and Sanming Huajian. Prior to the Reverse Merger Transaction, we were a public reporting “blank check” company in the development stage. From and after the Closing Date of the Share Exchange Agreement, we are no longer a “blank check” company and our primary operations consist of the business and operations of Sanming Huajian, which is conducted in China.

On September 1, 2009 the Company entered into a convertible note purchase agreement with ONE Bio, Corp. (“ONE”) in the principal amount of $300,000.  The note carried interest at 10% per annum and has a conversion feature that allowed ONE to convert the loan into shares of the Company’s common stock.

On July 22, 2009, Green Planet announced that majority control of the Company had been acquired by ONE. ONE acquired in a series of transactions approximately 80% of the outstanding shares of common stock of Green Planet on a fully diluted basis. The transactions involved the acquisition of common shares and warrants from the majority shareholders of Green Planet and the acquisition by ONE of 5,101 Class A Preferred Shares of Green Planet. As a result of these transactions, ONE has become the majority shareholder of Green Planet and based upon the number of shares outstanding and assuming conversion of the Green Planet preferred stock into common stock, ONE would own approximately 83% of Green Planet’s shares.  Green Planet owns 100% of Fujian Green Planet, a WFOE, that through a series of contractual arrangements has effective control of the business and operations of and has an irrevocable option to purchase the equity and/or assets of Sanming Huajian (a PRC company), a green process manufacturer of high quality health supplements, organic fertilizers and pesticides.  Consequently, Green Planet effectively controls the business and operations of Sanming Huajian.

On April 14, 2010, we entered into an agreement with ONE, pursuant to which, among other things, (i) that certain Amended and Restated Green Planet Preferred Stock Purchase Agreement made effective as of June 17, 2009, between Company and ONE (“Amended and Restated GP Preferred Stock Agreement”) was cancelled, (ii) we returned to ONE the 200,962 shares (post stock split) of ONE Bio, Corp. common stock that were issued to us pursuant to the Amended and Restated GP Preferred Stock Agreement, and (iii) ONE returned to us the 5,101 preferred  shares of our stock that we issued to ONE pursuant to the Amended and Restated GP Preferred Stock Agreement.

On April 14, 2010, Green Planet granted to ONE an option to acquire 100% of the stock of Elevated Throne, our 100% owned BVI subsidiary.  In the event ONE exercise this option, the closing of the transaction will be subject to the approval of our stockholders.  As consideration for the exercise of this option, ONE will be required to:

(i)	convert the $1,700,000 loan made to Elevated Throne on or about January 19, 2010, into an equity investment in Elevated Throne,
(ii)	convert the $300,000 loan made to Green Planet on or about September 1, 2009, into a $300,000 equity investment in Elevated Throne,
(iii)	cancel that certain Convertible Note Purchase Agreement between us and ONE dated on or about September 1, 2009, and
(iv)	cancel that certain 10% Convertible Bridge Loan Note Due September 1, 2010, in the principal amount of $300,000 from Green Planet to us.

On December 20, 2010, we received written notice from ONE Bio, Corp. (“ONE Bio”) that it elected to exercise the option we granted to it pursuant to that certain Option Agreement dated April 14, 2010 (the “Option Agreement”), to acquire 100% of the stock of Elevated Throne Overseas Ltd. (“Elevated Throne”), our 100% owned BVI subsidiary and in consideration therefore agreed to (i) convert the $1,700,000 loan One Bio made to Elevated Throne on or about January 19, 2010, into an equity investment in Elevated Throne, (ii) convert the $300,000 loan One Bio made to us on or about September 1, 2009, into a $300,000 equity investment in Elevated Throne, (iii) cancel that certain Convertible Note Purchase Agreement between One Bio  and us dated on or about September 1, 2009, and (iv) cancel that certain 10% Convertible Bridge Loan Note Due September 1, 2010, in the principal amount of $300,000 from us to One Bio, Corp.

As a result of this event, ONE will own 100% of Elevated Throne and its subsidiaries which constitutes essentially all former operations of Green Planet. Green Planet will remain a subsidiary of ONE and operate as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

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

Risk Related to the Company's Future Business

We give no assurances that any plans for future business will be implemented if we do not secure adequate financing or find profitable business opportunities.

Our ability to implement and execute our future business plans and ultimately generate enough business revenue is directly influenced by our ability to secure adequate financing or find profitable business opportunities.  If we do not receive funding from future investors or find profitable business opportunities, we will experience delays in our business plans and, ultimately, in our profitability going forward.

We will continue to incur significant costs as a result of remaining as a public reorganized company, and management will be required to devote substantial time to new compliance requirements.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our registered independent public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our registered independent public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if our registered independent accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

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

ITEM 1B   UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2    DESCRIPTION OF PROPERTY

As of December 31, 2010, Green Planet does not hold any property or land leases or  land use rights.

ITEM 3   LEGAL PROCEEDINGS

None

ITEM 4   [RESERVED]

PART II

ITEM 5   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is available for quotation on the Over the Counter Bulletin Board maintained by FINRA under the symbol “GPLB.OB.” There is no assurance that the company’s stock will continue to be quoted or that any liquidity will exist for our shareholders.

The following table shows, for each quarter of fiscal 2010 and 2009 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Reports.

	High	Low
Fiscal 2010
Fourth Quarter	$0.38	$0.38
Third Quarter	0.38	0.38
Second Quarter	0.38	0.38
First Quarter	0.38	0.38

Fiscal 2009
Fourth Quarter	$1.01	$0.55
Third Quarter	1.10	0.10
Second Quarter	no trade	no trade
First Quarter	no trade	no trade

Recent Sales of Unregistered Securities

None

Changes in Securities

Not Applicable

ITEM 6    SELECTED FINANCIAL DATA

Not Applicable

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

Overview

As described in this document above, as a result of  ONE owning 100% of Elevated Throne and its subsidiaries, which constitutes essentially all former operations of the Company, Green Planet will continue to remain a subsidiary of ONE and operate as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Liquidity and Capital Resources

The Company’s working capital and long-term funding primarily comes from operating cash flow and loans, while our financial resources are used in capital expenditures, operating activities and repayment of loans. Net cash flow provided by operating activities amounted to $921,000 for 2010 compared to $4.1 million for 2009. The decrease in cash inflow compared to 2009 is mainly as a result of the Company reporting only one quarter of net income from discontinued operations of $0.9 million through its wholly owned subsidiaries under Elevated Throne as compared to a full year of $4.4 million in fiscal 2009.

Going forward, the Company will continue to source adequate funding from future investors to execute business opportunities when they arise in the future. However, such funding and business opportunities will rely entirely on the prevailing circumstances when the funding or profitable business opportunities are identified. If such opportunities are not identified in the near term, the Company will experience delay in effecting its business plans.

Significant Estimates

Critical accounting polices include the areas where we have made what we considered to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

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

Market Risks

As of December 31, 2010, the Company no longer operates in the PRC. The Company will continue as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

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

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s material weakness in its internal control over financial reporting relates to the monitoring and review of work performed in the preparation of financial statements, footnotes, and financial data provided to the Company’s registered public accounting firm in connection with the annual audit.  All of our financial reporting is carried out by the finance manager and experienced outside consultants. The lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control.  The material weakness identified did not result in the restatement of any previously reported financial statements for 2009 or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

PART   III

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Generally, each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. The Directors and Officers of the Company are as follows:

Name	Age	Position	Term
Min Zhao	42	Chief Executive Officer and Director	November 2008 to present
Jian Min Chen	46	Chief Scientist and Director	November 2008 to present
Shanyan Ou	34	VP of Sales & Marketing and Director	November 2008 to present
Minyan Zheng	30	Director	November 2008 to present
Jianrong Chen	57	Director	November 2008 to present

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

Dr. Jian Min Chen, Chief scientist & Director: Professor Chen obtained his doctorate degree in 1993 at Fudan University.  Since 2000, Mr. Chen has been the Chairman of the Department of Environmental Science & Engineering at Fudan University.   From 1997 to 2000, Mr. Chen was an Associate Professor in the Department of Environmental Science & Engineering at Fudan University.  In 1999, Dr. Chen was named the Distinguished Youth Professor of Shanghai, and thereafter, Professor Chen has earned many honors and awards from various committees, universities and the government of China.

Shanyan Ou, Vice President of Sales & Director: Mrs. Ou is an active executive member of Sanming Youth Entrepreneur Association, Deputy to the National People’s Congress of Sanyuan District and a youth federation member of Sanyuan District Youth League. In 1999, Ms. Ou graduated from Beijing University major in English as a foreign language, and a business management certification from Capital Economical Trade University of China in 2003. In 2005, Ms. Ou obtained her MBA degree in Hong Kong Business Management Institute. Ms. Ou has over 10 years of sales and marketing experience and has held various senior positions with focus in biological drugs manufacturing and chemical industry.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal year 2010.

Code of Ethics

The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 11   EXECUTIVE COMPENSATION

The following is a summary of the compensation paid by Sanming Huajian to its executive officers for the years ended December 31, 2010, 2009 and 2008 respectively. Sanming Huajian has no other executive officers that received compensation in excess of $100,000 for any of those years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Min Zhao – CEO	2010 2009 2008	82,409 38,341 21,898	27,224 4,064 4,672	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	109,633 42,404 26,570

Mrs. Shanyan Ou – VP Sales	2010 2009 2008	58,925 21,442 14,015	22,687 3,035 3,358	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	81,612 24,477 17,373

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 15, 2011, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group, and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership(1)	Percentage of Class (%)
One Bio, Corp (3)	18,508,733	93%
Min Zhao	0	0%
Min Yan Zheng	0	0%
Shanyuan Ou	150,000	1%
All Directors and Executive Officers (3 persons)	150,000	1%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date.  In determining the percent of common stock owned by a person or entity on March 15, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 15, 2011 (20,006,402), and (ii) exercise of the warrants and options (152,599). Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Unless otherwise indicated, the address of all beneficial owners is No. 126 Mingdu Building, Gongye Road, Sanming City, Fujian, China.
(3)	Address for One Bio, Corp. 19950 W Country Club Dr, Suite 100, Aventura, Florida 33180, USA

Change in Control

The Company does not anticipate any changes in control.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company paid rental fees of $4,711 and $4,709 to an entity owned by a majority shareholder who is also the Chief Executive Officer and Director of the Company for 2010 and 2009, respectively.

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed (or expected to be billed) for the fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements was $45,000 including expenses.

Audit Related Fees

None

Tax Fees

$7,500

All Other Fees

None

ITEM 15   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this Report are as follows:

(1) Financial Statements: the consolidated financial statements, related notes and reportof independent registered certified public accounting firm are included in Item 8 of Part II of this Form 10-K.

(2) The exhibits are included as follows:

31.1         Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2         Certification of Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32            Certification pursuant to 18 U.S.C. Section 1350

(3) Reports on Form 8-K

      The Company filed the following reports on Form 8-K pertaining to the year ended
      December 31, 2010.

(i) Form 8-K/A filed on February 5, 2010 announcing the change of independent auditors.
(ii) Form 8-K filed on April 19, 2010 announcing that Green Planet granted to ONE an option to acquire 100% of the stock of Elevated Throne, our 100% owned BVI subsidiary.
(iii) Form 8-K filed on April 19, 2010 announcing the following:

(a) cancellation of that certain Amended and Restated Green Plane Preferred Stock Purchase Agreement made effective as of June 17, 2009, between Company and ONE (“Amended and Restated GP Preferred Stock Agreement”),
(b) returning to ONE the 1,004,808 shares of ONE Bio, Corp. common stock that were issued to us pursuant to the Amended and Restated GP Preferred Stock Agreement, and
(c) returning by ONE to us the 5,101 preferred  shares of our stock that we issued to ONE pursuant to the Amended and Restated GP Preferred Stock Agreement.

(iv) Form 8-K filed on February 4, 2011 announcing that ONE Bio Corp has exercised its Option on December 20, 2010 to acquire 100% of Elevated Throne, our 100% owned BVI subsidiary, effective April 14, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April 2011.

Green Planet Bioengineering Co, Ltd.

Date: April 14, 2011	By:	/s/ Min Zhao
Min Zhao
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) & Director

Date: April 14, 2011	By:	/s/Shanyuan Ou
Shanyan Ou
Director

Date: April 14, 2011	By:	/s/Min Yan Zheng
Min Yan Zheng
Director

Date: April 14, 2011	By:	/s/Min Jian Chen
Dr. Min Jian Chen
Director

Date: April 14, 2011	By:	/s/Jianrong Zheng
Jianrong Zheng
Director

Green Planet Bioengineering Co., Ltd.

Consolidated Financial Statements
For the year ended December 31, 2010
(Stated in US dollars)

Green Planet Bioengineering Co., Ltd.
Consolidated Financial Statements
For the year ended December 31, 2010

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors
Green Planet Bioengineering Co., Ltd.

We have audited the accompanying consolidated balance sheet of Green Planet Bioengineering Co., Ltd. (hereinafter referred to as “the Company”) as of December 31, 2010 and 2009, and the related statements of income and comprehensive income, shareholders’ equity (deficit) and cash flows for years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Planet Bioengineering Co., Ltd. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
 April 14, 2011

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

Green Planet Bioengineering Co., Ltd.
Consolidated Statements of Income and Comprehensive Income
(Stated in US dollars)

	Year ended December 31,
	2010	2009

Sales revenue	$-	$-
Cost of sales	-	-

Gross profit	-	-

Administrative expenses	73,740	69,273
Finance costs	58,750	55,000
Loss on reorganization of subsidiaries	14,142	-

	146,632	124,273
Loss from continuing operations
before income taxes	(146,632)	(124,273)

Income taxes	-	-
Loss from continuing operations
after income taxes	(146,632)	(124,273)
Income from discontinued operations	949,195	4,442,672

Net income	802,563	4,318,399
Dividends	(12,153,213)	-

(Loss) income attributable to common stock	$(11,350,650)	$4,318,399

STATEMENT OF COMPREHENSIVE INCOME

Net (loss) income attributable to common stock	$(11,350,650)	$4,318,399
Other comprehensive income
Unrealized foreign currency gain (loss)	618	(17,183)

Total comprehensive (loss) income	$(11,350,032)	$4,301,216

Earnings per share based on net (loss) income
attributable to common stock
- Basic	$(0.57)	$0.27

- Diluted	NA	$0.25

Weighted average number of shares outstanding :
- Basic	20,006,402	16,239,234

- Diluted	20,159,001	17,289,953

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Consolidated Balance Sheets
(Stated in US dollars)

	As of December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$668	$668
Prepaid expense and other receivables	4,417	4,507
Amount due from a related party	-	300,000

Total current assets	5,085	305,175
Available for sale securities	-	5,000,000
Assets held for resale	-	22,841,130

TOTAL ASSETS	$5,085	$28,146,305

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$88,500	$69,243
Other payables and accrued liabilities	2,723	-
Amount due to a related party	69,170	-
Convertible loan payable	-	190,000

Total current liabilities	160,393	259,243
Liabilities associated with assets held for resale	-	4,063,882

TOTAL LIABILITIES	160,393	4,323,125

SHAREHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share,
Authorized: 10,000,000 shares in 2010 and 2009,
Issued and outstanding : None in 2010, and 5,101 in 2009	-	5
Common stock : par value $0.001 per share
Authorized : 250,000,000 shares in 2010 and 2009
Issued and outstanding : 20,006,402 shares
in 2010 and 2009	20,006	20,006
Additional paid-in capital	431,025	10,293,896
Statutory reserve	-	1,305,895
Accumulated other comprehensive income	-	1,458,976
Retained earnings	(606,339)	10,744,402

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(155,308)	23,823,180

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,085	$28,146,305

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Year ended December 31,
	2010	2009
Cash flows from operating activities
Net loss from continuing operations	$(146,632)	$(124,273)
Net income from discontinued operations	949,195	4,442,672
Adjustments to reconcile net income to net
cash provided by operating activities :
Stock-based compensation	-	13,130
Convertible loan discount	41,250	55,000
Loss on reorganization of subsidiaries	(14,142)	-
Changes in operating assets and liabilities :
Other receivables	-	(4,507)
Trade payables	-	56,138
Other payables and accrued liabilities	21,980	-
Amount due to (from) a related party	69,170	(300,000)

Net cash flows provided by operating activities	920,821	4,138,160

Cash flows from investing activities

Net cash flows used in investing activities	-	-

Cash flows from financing activities
Issue of common stock	-	5,180
Convertible loan from a major shareholder	-	300,000
Conversion of convertible loan	(300,000)	-

Net cash flows (used in) provided by financing activities	(300,000)	305,180

Discontinued operations
Operating cashflows	(1,411,928)	(842,079)
Investing cashflows	-	(5,188,047)
Financing cashflows	-	1,713,861

Net cash flows used by discontinuing operations	(1,411,928)	(4,316,265)

Effects of foreign currency translation	-	(868)

Net (decrease) increase in cash and cash equivalents	(791,107)	126,207
Cash and cash equivalents - beginning of year	791,775	665,568

Cash and cash equivalents - end of year	$668	$791,775

Supplemental disclosures for cash flow information:
Continuing operations
Cash paid for interest	$58,750	$55,000
Discontinued operations
Cash paid for interest	$34,578	$74,230
Cash paid for Income taxes	$588,803	$1,493,555

Non-cash transaction:
Continuing operations
Dividends	$(12,153,213)	$-
Issue of preferred stock	$-	$5,000,000
Operating cashflows	$12,153,213	$-
Acquisition of available-for-sale securities	$-	$5,000,000
Discontinued operations
Transfer of land use right to prepayment for operating lease	$-	$5,834,519

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Consolidated Statements of Changes in Shareholders’ Equity
(Stated in US dollars)

							Accumulated
	Common stock		Preferred stock		Additional		other
	Number		Number		paid-in	Statutory	comprehensive	Retained
	of shares	Amount	of shares	Amount	capital	reserve	income	earnings	Total

Balance, January 1, 2008	14,141,667	$14,142			$4,118,926	$481,912	$728,816	$3,899,687	$9,243,483

Issue of capital by Sanming Huajian					625,290				625,290
Recapitalization	90,000	90			49,910				50,000
Issue of common stock for cash	140,000	140			139,860				140,000
Issue of common stock for									-
services rendered	50,000	50			12,450				12,500
Issue of warrants for services									-
rendered					169,739				169,739
Net income								3,350,299	3,350,299
Foreign currency translation							747,343		747,343
Appropriation to statutory reserve						366,638		(366,638)	-

Balance, December 31, 2008	14,421,667	14,422	-	-	5,116,175	848,550	1,476,159	6,883,348	14,338,654

Issuance of preferred stock			5,101	5	4,999,995				5,000,000
Issuance of convertible loan					165,000				165,000
Issue of common stock for
services rendered	404,000	404			12,726				13,130
Issue of warrants for services
rendered	5,180,735	5,180							5,180
Net income								4,318,399	4,318,399
Foreign currency translation							(17,183)		(17,183)
Appropriation to statutory reserve						457,345		(457,345)

Balance, December 31, 2009	20,006,402	$20,006	5,101	$5	$10,293,896	$1,305,895	$1,458,976	$10,744,402	$23,823,180

Cancellation of preferred stock			(5,101)	(5)	(4,999,995)			(91)	(5,000,091)
Net income								802,563	802,563
Convertible loan discount reduction					(68,750)				(68,750)
Discontinued operations					(4,794,126)	(1,305,895)	(1,458,976)	(12,153,213)	(19,712,210)

Balance, December 31, 2010	20,006,402	$20,006	-	$-	$431,025	$-	$-	$(606,339)	$(155,308)

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

Elevated Throne was incorporated in the British Virgin Islands (the “BVI”) on May 8, 2008 as a limited liability company with registered share capital of $50,000, divided into 50,000 common shares of $1 par value each. Elevated Throne formed Fujian Green Planet Bioengineering Co., Ltd. (“Fujian Green Planet”) as a wholly foreign-owned enterprise under the laws of the People’s Republic of China (the “PRC”) on July 25, 2008. Fujian Green Planet has a registered capital of $2,000,000. Pursuant to Fujian Green Planet’s articles of association, Elevated Throne is required to contribute $300,000 to Fujian Green Planet as capital (representing 15% of Fujian Green Planet’s registered capital) before October 17, 2008. The Company has applied for an extension of the contribution period to December 31, 2009 with the relevant government bureau and contributed $300,000 to Fujian Green Planet on September 7, 2009 to satisfy the initial license payment requirement. The Company has on February 19, 2010, paid $1,700,000 and fully satisfied the business license requirement.

PRC law places certain restrictions on roundtrip investments through the acquisition of a PRC entity by PRC residents.  To comply with these restrictions, in conjunction with the RTO, the Company, via Fujian Green Planet, entered into and consummated certain contractual arrangements with Sanming Huajian Bio-Engineering Co., Ltd (“Sanming Huajian”) and their respective stockholders pursuant to which the Company provides Sanming Huajian with technology consulting and management services and appoints its senior executives and approves all matters requiring shareholders’ approval.  As a result of these contractual arrangements, which obligates Fujian Green Planet to absorb a majority of the risk of loss from the activities of Sanming Huajian and enables Fujian Green Planet to receive a majority of its expected residual returns, the Company accounts for Sanming Huajian as a variable interest entity (“VIE”) under FASB ASC 805 Business Combinations, formerly FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (the “VIE Arrangement”).

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

1.
General information (Cont’d)

Following the RTO and the VIE Arrangement, the Company is primarily engaged in the manufacture, marketing and sale of extracts from tobacco leaves residues.  The Company's products include Solanesol, Ganoderma Tea, Nicotine Sulphate, organic pesticides, organic fertilizers, CoQ10 (raw format) and a patented organic health supplement called “Paiqianshu”. Paiqianshu comes in both liquid and pill forms and it is made from natural green barley shoot extraction.  The Company operates manufacturing and distribution primarily in the PRC.

On June 17, 2009, the Company entered into a Preferred Share Purchase Agreement with ONE Bio Corp. (“ONE”) pursuant to which the Company agreed to sell and ONE agreed to acquire 5,101 shares of the Company’s preferred stock (“Preferred Stock”), with par value $0.001 per share. Each share of the Preferred Stock shall (a) provide ONE with the right to vote 1,000 votes on all matters submitted to a vote of the Company’s shareholders and (b) be convertible into 1,000 shares of the Company’s common stock. ONE paid to the Company for the said shares of Preferred Stock $5,000,000 which was paid by ONE through the issuance to the Company 200,962 shares (adjusted for the 1 for 5 stock splits of November 2009 and August 2010), representing 4.9% of ONE’s issued and outstanding common stock. The transaction closed on July 22, 2009 upon receipt of all required documents and stock certificates.

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

On April 14, 2010, the Company entered into an agreement with ONE pursuant to which, among other things,

(i)	the Preferred Share Purchase Agreement made effective as of June 17, 2009, between the Company and ONE was cancelled,
(ii)	ONE returned to the Company the 5,101 shares of Green Planet preferred stock that were issued to ONE pursuant to the Preferred Share Purchase Agreement, and
(iii)	the Company returned to ONE the 200,962 shares of ONE’s common stock that was issued to the Company pursuant to the Preferred Share Purchase Agreement.

Additionally, on April 14, 2010, the Company granted to ONE an option to acquire 100% of the stock of Elevated Throne Overseas Ltd. (“Elevated Throne”), Green Planet’s 100% owned BVI subsidiary.  In the event ONE exercises this option, the closing of the transaction will be subject to the approval of the Company’s stockholders.  As consideration for ONE’s exercise of this option, ONE will be required to:

(i)	convert the $1,700,000 loan ONE made to Elevated Throne on or about January 19, 2010, into an equity investment in Elevated Throne,
(ii)	convert the $300,000 loan ONE made to the Company on or about September 1, 2009, into a $300,000 equity investment in Elevated Throne,
(iii)	cancel the Convertible Note Purchase Agreement between the Company and ONE dated on or about September 1, 2009, and
(iv)	cancel the 10% Convertible Bridge Loan Note Due September 1, 2010, in the principal amount of $300,000 from the Company to ONE.

On December 20, 2010, ONE delivered written notice to the Company that ONE elected to exercise the option that was granted pursuant to the Option Agreement dated April 14, 2010 (the “Option Agreement”), to acquire 100% of the stock of Elevated Throne. and in consideration therefore, ONE agreed to (i) convert the $1,700,000 loan ONE made to Elevated Throne on or about January 19, 2010, into an equity investment in Elevated Throne, (ii) convert the $300,000 loan ONE made to the Company on or about September 1, 2009, into a $300,000 equity investment in Elevated Throne, (iii) cancel the Convertible Note Purchase Agreement between the Company and ONE dated on or about September 1, 2009, and (iv) cancel the 10% Convertible Bridge Loan Note Due September 1, 2010, in the principal amount of $300,000 from ONE to the Company.

Also, on December 20, 2010, ONE, as the owner of 92.5% of the outstanding common stock of the Company, by Majority Shareholder Written Consent in Lieu of a Special Meeting of Stockholders approved, authorized, and ratified the transaction contemplated by the Option Agreement and the exercise by ONE of the option as described above retroactive as of April 14, 2010. As a result, the subsidiaries under Elevated Throne were reorganized accordingly during the second quarter of 2010.

2.
Summary of significant accounting policies

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the accounts of the Company, its subsidiaries and its 100% VIE Sanming Huajian (“VIE”). The results of the subsidiaries and the VIE made up to the end of the first quarter of 2010 have been presented under discontinued operations and all its related assets and liabilities reported have been reclassified as assets held for resale and liabilities associated with assets held for resale. All significant intercompany accounts and transactions have been eliminated.

  In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results for the year ended December 31, 2010, have been made. These consolidated financial statements should be read in conjunction with the financial foot notes thereto and the Company’s Form 10K for the year ended December 31, 2010.

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

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a public reorganized corporation and has no current business activity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

2.	Summary of significant accounting policies (Cont’d)

The Company’s continued existence is dependent upon its ability to successfully receive funding from future investors or find profitable business opportunities. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of these uncertainties.

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

The Company did not have any investment measured at fair value as of December 31, 2010.

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

Assets held for resale and liabilities associated with assets held for resale

Assets and liabilities classified as held for resale represent all the assets and liabilities of the disposal group under Elevated Throne, its subsidiaries and the VIE, and is measured at fair value. As of the reporting date, all the assets held for resale and the liabilities associated were disposed of.

The accounting policies associated with the components under this category is summarized as follows:

2.	Summary of significant accounting policies (Cont’d)

 (i) Concentrations of credit risk

As of December 31, 2010, there was no longer any concentration of credit risk in the Company.

Details of customers which represent the highest value of the Company's sales revenue are:

	Year ended December 31,
	2010	2009

Customer A	$456,517	$1,455,749
Customer B	326,800	1,375,519
Customer C	271,269	1,323,746
Customer D	251,223	1,251,927
Customer E	231,483	1,095,719
Customer F	215,863	1,004,728
Customer G	199,235	971,834
Customer H	186,497	929,723
Customer I	179,853	928,296

	$2,318,740	$10,337,241

Details of customers which represent the highest value of the Company's trade receivables are:

	December 31,
	2010	2009

Customer A	$-	$681,506
Customer B	-	671,062
Customer C	-	645,347
Customer D	-	620,080
Customer E	-	547,485
Customer F	-	533,982
Customer G	-	323,852
Customer H	-	300,199
Customer I	-	169,794

	$-	$4,493,217

(ii) Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables.  A considerable amount of judgment is required in assessing the amount of the allowance in which the Company considers the historical level of credit losses and applies percentages to aged receivable categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

(iii) Inventory

Inventory is stated at the lower of cost or market value. Cost is determined on a weighted-average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In assessing the ultimate realization of inventory, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase with its projected demand requirements; decrease due to market conditions, product life cycle changes. During the reporting periods, all of the Company’s products are saleable with high profit margins, the Company did not make any allowance for slow-moving or defective inventory.

No allowance for obsolete inventory was provided during the reporting periods.

 (iv) Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight- line basis over their estimated useful lives. The principal depreciable periods are as follows :

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

2.	Summary of significant accounting policies (Cont’d)

(v) Land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the terms of the lease of 50 years obtained from the relevant PRC land authority.

(vi) Intangible assets

Intangible assets are stated at cost less accumulated amortization.  Amortization is provided on a straight-line basis over their estimated useful lives. The principal amortization periods are as follows:

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

Convertible loan

The Company’s convertible loan has non-detachable conversion feature, that were in-the-money with a beneficial conversion feature as of the commitment date. At issuance, the Company values separately the beneficial conversion features in convertible loan. Beneficial conversion feature is recognized by allocating to additional paid-in capital of the net proceeds from the sale of the convertible loan equal to the intrinsic value of the beneficial conversion feature.  Intrinsic value is calculated as the difference, as of the commitment date, between the conversion price of the convertible loan and the closing price of the Company’s common stock on the OTCBB, multiplied by the number of shares of the Company’s common stock into which the convertible loan is convertible. If the intrinsic value of the beneficial conversion feature is greater than the net proceeds allocated to the convertible loan, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds.  Interest expense is recognized using the effective interest method, meaning that any premium or discount upon issuance is amortized over the life of the instrument. See also Notes 4 and 9 for an update.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  As of December 31, 2010, all the cash is denominated in United States Dollars and as of December 31, 2009, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.  During the reporting years, the Company has not identified any indicators that would require testing for impairment.

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

Expenses

Expenses include administrative, selling expenses, research and development expenses. Selling expenses mainly consist of advertising, commission, entertainment, salaries, and traveling expense which are incurred during the selling activities. Research and development expenses are charged to expense as incurred.

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

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with ASC Topic 260 formerly SFAS No. 128, “Earnings Per Share”.  Basic earnings per share are computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares and warrants outstanding during the periods presented. During the year ended December 31, 2010, there is an anti dilutive effect on the earnings per share.

Comprehensive income

The Company has adopted ASC Topic 220 formerly SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

As of December 31, 2010, the Company no longer maintains the financial statements in Renminbi, the functional currency. All the monetary assets and liabilities are denominated in United States Dollars.

  Recently issued accounting pronouncements

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

2.	Summary of significant accounting policies (Cont’d)

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

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In October 2010, the FASB issued Accounting Standard Update No. 2010-26 (ASU No. 2010-26) “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.”  ASU No. 2010-26 addresses diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  Costs that meet the definition of acquisition costs, as stated in the Master Glossary of the FASB Accounting Standards Codification, are typically recognized as assets and are commonly referred to as deferred acquisition costs.  The amendments in this update affect insurance entities that are within the scope of Topic 944 Financial Services – Insurance (which includes but is not limited to stock life insurance entities, mutual life insurance entities, and property and liability insurance entities), that incur costs in the acquisition of new and renewal insurance contracts.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The amendments in this update should be applied prospectively upon adoption.  Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required.  Early adoption is permitted, but only at the beginning of an entity’s annual reporting period.  The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Summary of significant accounting policies (Cont’d)

In December 2010, the FASB issued Accounting Standard Update No. 2010-28 (ASU No. 2010-28) “Intangibles – Goodwill and Other (Topic 350).”  ASU No. 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test, as stated in Topic 350, is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using effective date for public entities. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update No. 2010-29 (ASU No. 2010-29) “Business Combinations (Topic 805).”  ASU No. 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Other ASUs not effective until after December 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.	Finance costs

	Twelve months ended
	December 31
	2010	2009

Amortization of loan discount	$41,250	$55,000
Interest on convertible loan	17,500	-

	$58,750	$55,000

During the twelve months ended December 31, 2010 and 2009, loan interest expenses payable to a related company were $17,500 and $0 respectively.

4.	Discontinued operations

On December 20, 2010, ONE delivered written notice to the Company that ONE elected to exercise the option that was granted pursuant to the Option Agreement dated April 14, 2010, to acquire 100% of the stock of Elevated Throne and in consideration therefore, ONE agreed to (i) convert the $1,700,000 loan ONE made to Elevated Throne on or about January 19, 2010, into an equity investment in Elevated Throne, (ii) convert the $300,000 loan ONE made to the Company on or about September 1, 2009, into a $300,000 equity investment in Elevated Throne, (iii) cancel the Convertible Note Purchase Agreement between the Company and ONE dated on or about September 1, 2009, and (iv) cancel the 10% Convertible Bridge Loan Note Due September 1, 2010, in the principal amount of $300,000 from ONE to the Company.

Also, on December 20, 2010, ONE, as the owner of 92.5% of the outstanding common stock of the Company, by Majority Shareholder Written Consent in Lieu of a Special Meeting of Stockholders approved, authorized, and ratified the transaction contemplated by the Option Agreement and the exercise by ONE of the option as described above retroactive as of April 14, 2010.

An analysis of income from discontinued operations is summarized as follows:

	Year ended December 31,
	2010	2009
Sales revenue	$3,259,429	$13,297,616
Cost of sales	(1,469,280)	(5,553,342)
Gross profit	1,790,149	7,744,274
Expenses	587,101	1,808,047
Income before tax	1,203,048	5,936,227
Income taxes	(253,853)	(1,493,555)
Income from discontinued operations	$949,195	$4,442,672

(i) Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Fujian Province to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to expenses.

The Company contributed $30,121 and $47,803 to the scheme for the twelve months ended December 31, 2010 and 2009 respectively.

  (ii) Income taxes

United States
The Company is subject to the United States of America Tax law at tax rate of approximately 40%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting years.

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

Accordingly, the PRC entities are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during each twelve month period ending December 31.

The components of the provision for income taxes are:

	Year ended December 31,
	2010	2009

Current taxes - PRC	$237,490	$1,403,897
Deferred taxes	16,363	89,658

	$253,853	$1,493,555

The following table reconciles the Group’s effective tax rate:

PRC income taxes	25%	25%
Local income tax adjustment	(3.9)%	0.2%
Effective income tax rates	21.1%	25.2%

5.	Earnings per share

The basic and diluted earnings per share are calculated using the net (loss) income attributable to common stock and the weighted average number of shares outstanding during the reporting years. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

The diluted earnings per share for the fiscal year ended December 31, 2010 is anti dilutive. For year ended December 31, 2009, the diluted earnings is calculated based on the net income attributable to common stock for the year and the weighted average number of 17,289,953 shares which includes the adjustment for the preferred shares outstanding of 5,101 convertible into common shares of 5,101,000 and the conversion of warrants into common stock in the last quarter of 2009.

6.	Available-for-sale securities

On April 14, 2010, the Preferred Share Purchase Agreement made effective as of June 17, 2009, between the Company and ONE was cancelled, As a result, ONE returned to the Company the 5,101 shares of Green Planet preferred stock that were issued to ONE pursuant to the Preferred Share Purchase Agreement, and the Company returned to ONE the 200,962 shares of ONE’s common stock that was issued to the Company pursuant to the Preferred Share Purchase Agreement.

7.	Assets held for resale and liabilities associated with assets held for resale

The carrying amounts of assets held for resale and liabilities associated with assets held for resale comprises the following:

	December 31, 2010	December 31, 2009
Cash and cash equivalents	$-	$791,107
Receivables, net	-	5,078,734
Inventory	-	1,203,490
Deferred taxes	-	99,542
Prepaid and other receivables	-	815,781
Prepayments of operating leases	-	9,502,044
Property, plant and equipment, net	-	3,507,538
Land use rights	-	1,000,428
Intangible assets	-	681,315
Deposits for acquisition of intangible assets	-	161,151
Total assets	$-	$22,841,130
Accounts payable	$-	$487,912
Other payables and accrued liabilities	-	541,371
Amounts due to a related party	-	316,189
Amount due to a stockholder	-	34,528
Deferred taxes	-	148,581
Secured loans from a financial institution	-	1,860,561
Income tax payable	-	611,745
Deferred revenue	-	62,995
Total liabilities	$-	$4,063,882

(i) Inventory

	December 31, 2010	December 31, 2009
Raw materials	$-	$124,132
Work-in-progress	-	1,022,630
Finished goods	-	56,728
	$-	$1,203,490

(ii) Deferred taxes

Deferred tax assets and liabilities as of December 31, 2010 and 2009 comprised the following:

	December 31,	December 31,
	2010	2009
The PRC
Deferred tax assets:
Decelerated amortization of intangible assets	$-	$23,074
Provision of expenses	-	76,468
Deferred tax liabilities:	$-	$99,542
Rental expenses capitalized in inventory
	$	$(148,581)

(iii) Prepayments of operating lease

There were no amounts for prepayments of operating lease as of December 31, 2010. The prepayments of $9.5 million as of December 31, 2009 represent the carrying value of two land leases arrangements with the Forestry Bureau of Sanming City.

(iv) Property, plant and equipment, net

	December 31,	December 31,
Cost:
Buildings	$-	$1,926,273
Plant and machinery	-	1,245,877
Office equipment	-	110,816
Motor vehicles	-	108,579
	-	3,391,545
Accumulated depreciation	-	(769,751)
	-	2,621,794
Construction in progress	-	885,744
Net	$-	$3,507,538

Construction in progress mainly comprises capital expenditure for construction of the Company’s new office and machinery.

As of December 31, 2009, certain property, plant and equipment of net book value of $1.6 million have been pledged for the loans granted to the Company. The loans have since been repaid in 2010 and the pledge is no longer in effect.

During the reporting years, depreciation is included under discontinued operations in:

	Twelve months ended
	December 31
	2010	2009
Cost of sales	$49,735	$131,156
Expenses	25,494	92,833
Total	$75,229	$223,989

(v) Land use rights

	December 31, 2010	December 31, 2009
Land use rights	$-	$1,122,540
Accumulated amortization	-	(122,112)
	$-	$1,000,428

There were no land use rights as of December 31, 2010. The carrying amount of land use rights as of December 31, 2009 comprises two land use rights, which were acquired for building factories and offices, with carrying amounts of $92,638 and $907,790 respectively.

During the twelve months ended December 31, 2010 and 2009, amortization charge was $5,615 and $61,801 respectively and was included under discontinued operations in expenses.

(vi) Intangible assets

	December 31, 2010	December 31, 2009
Technologies	$-	$871,680
Software	-	3,179
	-	874,859
Accumulated amortization	-	(193,544)
Net	$-	$681,315

The technologies were purchased from third parties for producing products - Solanesol, Organic Green Barley Supplements (Paiqianshu) and Q10 Health Supplements. The application for related patent is in process and has been initially accepted by the relevant government department.

During the years ended December 31, 2010 and 2009, amortization charge was $26,910 and $63,631 respectively.

(vii) Other payables and accrued liabilities

	December 31,	December 31,
	2010	2009
Salaries payable	$-	$71,337
Other accrued expenses	-	311,037
Value-added tax payable	-	158,997
	$-	$541,371

(viii) Amount due to a stockholder

The amount due to a stockholder is interest-free, unsecured and repayable on demand.

(ix) Secured loans from a financial institution

As of December 31, 2010, there are no longer any loans secured with any lender. The Company’s loans as of December 31, 2009 in the total amount of $1,860,561 which carried interest at the annual rate of 7.434% have been duly paid off in 2010. As a result, the Company’s pledged plant, equipment, and land use rights are no longer in effect.

8.	Amount due to a related party (including the amount reported under liabilities associated with assets held for resale) The amount is interest-free, unsecured and repayable on demand.

9.	Convertible loan payable As a result of the transaction as described under Note 4 discontinued operations, the convertible loan payable was cancelled

10.	Common stock and preferred stock

Common stock

The Company did not issue any common stock or warrants for the twelve months ended December 31, 2010. In addition, none of the warrants issued and outstanding were exercised during the same period. The par value of the Company’s common stock is $0.001 per share.

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

11.	Statutory reserve

The Company’s statutory reserve as of December 31, 2010 and December 31, 2009 is $0 and $1.3 million respectively. The balance as of December 31, 2009 comprise statutory reserve fund of Sanming Huajian. In accordance with the relevant laws and regulations of the PRC, Sanming Huajian and Fujian Green Planet are required to set aside at least 10% of their after-tax net profit each year, if any, to fund the statutory reserve until the balance of the reserve reaches 50% of their respective registered capital. The statutory reserve is not distributable in the form of cash dividends and can be used to make up cumulative prior years’ losses.

12.	Stock-based compensation

There was no non-cash stock-based compensation recognized for the twelve months ended December 31, 2010. For the twelve months period ended December 31, 2009, the Company recognized total non-cash stock-based compensation of $13,130 in connection with 404,000 shares of common stocks issued to several management personnel of the Company in return for their services rendered.

The Company granted certain consultants warrants to purchase in aggregate 5,578,333 shares of its common stock in year 2008. The exercise price of 4,718,333 warrants granted in October 2008 is $0.001 while the remaining 860,000 warrants granted in December 2008 is $0.01. All warrants were fully vested on the date of grant and will expire in 5 years from the respective date of grant. In 2009, all the warrants were either exercised or cancelled except 152,599 warrants.

There were no warrants activity during the twelve months ended December 31, 2010. See below chart referencing outstanding warrants as of December 31, 2010.

		Number of warrants
Month of grant	Exercise price	Outstanding as of January 1, 2010	Exercised	Granted/ forfeited/ cancelled	Outstanding as of December 31, 2010
October 2008	$0.001	152,599	-	-	152,599

13.	Commitments and contingencies

(a)	Capital commitments

(i)
As of December 31, 2010 and December 31, 2009, the Company had capital commitment of $0 and $261,117 respectively in respect of the acquisition of property, plant and equipment that were contracted but not provided for in the financial statements.

(ii)
As of December 31, 2010 and December 31, 2009, the Company had capital commitment of $0 and $161,151 respectively in respect of the acquisition of intangible assets that were contracted but not provided for in the financial statements.

The deposits for the acquisition of intangible assets reported under assets held for resale represent prepayments to certain academic institutions to acquire new technologies, which are still in progress and not ready for use at the respective balance sheet dates. The amounts will be transferred to intangible assets reported under assets held for resale, for amortization upon completion of the development.

(b)	Operating lease arrangements As of December 31, 2010, the Company has no longer any operating leases for its office premises and lands.

14.	Segment information

Segment information reporting under SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” for the Company is no longer applicable as the Company has transferred all its business units pursuant to the transaction as fully described under Note 4 above.

15.	Related party transactions

Apart from the transactions as disclosed in Notes 3, 4 and 9 above, during the twelve months ended December 31, 2010 and 2009, the Company paid rental expenses of $4,711 and $4,709 respectively to an entity in which a shareholder, who is also the Chief Executive Officer and Director of the Company, has a beneficial interest.

16.	Subsequent event None.