Form 10-Q
period 2011-03-31
Green Planet Bio Engineering Co. Ltd.
filed 2011-05-16
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended March 31, 2011

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

Yes: ☑	No: ☐

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

The number of shares of common stock outstanding as of May 13, 2011 was 20,006,402.

i

INTERIM FINANCIAL STATEMENTS

The interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010.

The condensed financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2011, and the results of its operations and cash flows for the three months ended March 31, 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2011.

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

ii

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets
(Unaudited)
(Stated in US dollars)

	March 31, 2011	December 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$668	$668
Prepaid expense and other receivables	4,417	4,417

TOTAL CURRENT ASSETS/TOTAL ASSETS	$5,085	$5,085

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$88,500	$88,500
Other payables and accrued liabilities	2,723	2,723
Amount due to a related party	69,960	69,170

TOTAL CURRENT LIABILITIES/TOTAL LIABILITIES	161,183	160,393

SHAREHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share
Authorized: 10,000,000 shares at March 31, 2011
and December 31, 2010
Issued and outstanding : 0 shares at March 31, 2011	-	-
and December 31, 2010
Common stock : par value $0.001 per share
Authorized : 250,000,000 shares at March 31, 2011
and December 31, 2010
Issued and outstanding : 20,006,402 shares
at March 31, 2011 and December 31, 2010	20,006	20,006
Additional paid-in capital	431,025	431,025
Retained earnings	(607,129)	(606,339)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(156,098)	(155,308)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,085	$5,085

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co
Condensed Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US dollars)

	Three Months ended March 31,
	2011	2010

Administrative expenses	$(790)	$(4,537)
Other income	-	90

Loss from continuing operations	(790)	(4,447)
Income from discontinued operations	-	949,195

Net (loss) income	$(790)	$944,748

STATEMENT OF COMPREHENSIVE INCOME

Net (loss) income	$(790)	$944,748
Other comprehensive income
Unrealized foreign currency gain	-	618

Total comprehensive (loss) income	$(790)	$945,366

Earnings per share based on net (loss) income

- Basic	$(0.00)	$0.05

- Diluted	NA	$0.04

Weighted average number of shares outstanding :
- Basic	20,006,402	20,006,402

- Diluted	20,159,001	25,260,001

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)
(Stated in US dollars)

	Three Months ended March 31
	2011	2010

Cash flows from operating activities
Net loss from continuing operations	$(790)	$(4,447)
Net income from discontinued operations	-	949,195
Changes in operating assets and liabilities :
Other payables	-	3,269
Amount due to a related party	790	1,178

Net cash flows provided by operating activities	-	949,195

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Discontinued operations
Operating cashflows	-	926,992
Investing cashflows	-	(238,694)
Financing cashflows	-	1,800,000

Net cash flows provided by discontinuing operations	-	2,488,298

Effects of foreign currency translation	-	(428)

Net increase in cash and cash equivalents	-	3,437,065
Cash and cash equivalents - beginning of period	668	791,775

Cash and cash equivalents - end of period	$668	$4,228,840

Supplemental disclosures for cash flow information:
Continuing operations
Cash paid for interest	$-	$-
Discontinued operations
Cash paid for interest	$-	$34,578
Cash paid for Income taxes	$-	$588,803

See Notes to Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd
Notes to the Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

1. Organization

General Overview
Green Planet Bioengineering Co., Ltd, (the “Company” or “Corporation”), formerly known as Mondo Acquisition II, Inc, was incorporated in the State of Delaware on October 30, 2006.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 that ONE Bio, Corp (“ONE”) now owns 100% of Elevated Throne and its subsidiaries which constitutes essentially all former operations of Green Planet, the Company will remain a subsidiary of ONE and operate as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

2. Summary of significant accounting policies

Basis of Presentation
The condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at March 31, 2011, and the results of its operations and cash flows for the three months ended March 31, 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2011. Certain prior period balances have been reclassified to conform to current period’s presentation.

Basis of Consolidation
For the quarter ended March 31, 2011, the Company did not present consolidated financial statements as it ceases to have any subsidiaries. The results of its former subsidiaries under Elevated Throne Overseas Ltd (“Elevated Throne”) and its 100% VIE Sanming Huajian (“VIE”) made up to the end of the first quarter of 2010 have been presented under discontinued operations.

Use of estimates
In preparing the condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Going Concern
The condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a public reorganized corporation and has no current business activity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Cash and cash equivalents
Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of March 31, 2011, and December 31, 2010, all the cash is denominated in United States Dollars.

Earnings per share
Earnings (loss) per common share are reported in accordance with ASC Topic 260 formerly SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.  Fully diluted loss per common share is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

Green Planet Bioengineering Co., Ltd
Notes to the Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

Recent Changes in Accounting Standards
The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

3. Finance costs

	For the Periods Ended March 31,
	2011	2010
	(unaudited)	(uaudited)

Bank loan interest	$-	$34,578
Amortization of loan discount	-	41,250
Other loan interest	-	18,700
Bank charges	-	1,075
Exchange loss	-	1,056

	$-	$96,659

4. Discontinued operations

As previously reported, ONE Bio, Corp (“ONE”) now owns 100% of Elevated Throne and its subsidiaries, and its 100% VIE which constitutes essentially all former operations of Green Planet. The Company remains a subsidiary of ONE.

Therefore, the results of its former subsidiaries under Elevated Throne and its 100% VIE which were made up to the end of the first quarter of 2010 have been presented under discontinued operations.

An analysis of income from discontinued operations as of March 31, 2010 is summarized as follows:

Period ended March 31, 2010
(unaudited)

Sales revenue	$3,259,429
Cost of sales	(1,469,280)

Gross profit	1,790,149
Expenses	587,101

Income before tax	1,203,048
Income taxes	(253,853)

Income from discontinued operations	$949,195

Green Planet Bioengineering Co., Ltd
Notes to the Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

(i) Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Fujian Province to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC. The only obligation of the Company with respect to retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statement of income and comprehensive income.

The Company contributed $21,878 to the plan for the three months ended March 31, 2010.

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

Accordingly, the PRC entities are subject to PRC enterprise income tax at the rate of 25% on their assessable profits during the three months ended March 31, 2010.

The components of the provision for income taxes are:

Period ended March 31, 2010
(unaudited)

Current taxes – PRC	$237,490
Deferred taxes	16,363

$253,853

The following table reconciles the Group's effective tax rate:

PRC income taxes	25%
Local income tax adjustment	(3.9)%
Effective income tax rates	21.1%

Green Planet Bioengineering Co., Ltd
Notes to the Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

5. Earnings per share

The basic and diluted earnings per share are calculated using the net (loss) income and the weighted average number of shares outstanding during the reporting periods.

The diluted earnings per share for the three months ended March 31, 2011 is anti dilutive. For the three months ended March 31, 2010, the diluted earnings is calculated based on the net income for the period and the weighted average number of 25,260,001 which included the adjustment for the conversion of preferred shares and warrants into common stock.

6. Amount due to a related party

The amount is interest-free, unsecured and repayable on demand.

7. Common stock and preferred stock

Common stock
The Company did not issue any common stock or warrants for the three months ended March 31, 2011. In addition, none of the warrants issued and outstanding were exercised during the same period. The par value of the Company’s common stock is $0.001 per share.

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

8. Stock-based compensation

There was no non-cash stock-based compensation recognized for the three months ended March 31, 2011 and 2010.

Green Planet Bioengineering Co., Ltd
Notes to the Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

There was no warrants activity during the three months ended March 31, 2011. See below chart referencing outstanding warrants as of March 31, 2011:

Number of warrants
		Outstanding			Outstanding
		as of		Granted/	as of
	Exercise	January		forfeited/	March
Month of grant	price	1, 2011	Exercised	cancelled	31, 2011

October 2008	$0.001	152,599	-	-	152,599

9. Commitments and contingencies

None

10. Segment information

Segment information reporting under ASC Topic 280-10 “Segment Reporting” for the Company is no longer applicable as the Company has no business operations.

11. Related party transactions

During the three months ended March 31, 2011, the Company has an increase in an amount due to a related party of $790. For the three months ended March 31, 2010, the Company paid rental expenses of $1,175 to an entity in which a stockholder who is also the Chief Executive Officer and Director of the Company, has a beneficial interest.

12. Subsequent event

None

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

As previously reported in the Form 10-K for the year ended December 31, 2010 that ONE Bio, Corp (“ONE”) now owns 100% of Elevated Throne and its subsidiaries which constitutes essentially all former operations of Green Planet, the Company will remain a subsidiary of ONE and operate as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of operations and financial condition forthe three months ended March 31, 2011 the three months ended March 31, 2010.

The company had no active business operations for the three months ended March 31, 2011, accordingly there is no information for that period to be compared to the three months ended March 31, 2010.

Liquidity and capital resources

The company had no active business operations for the three months ended March 31, 2011 accordingly the Company had no liquidity and capital resources for that period.

Risk Factors

The Company had no active business operations for the three months ended March 31, 2011.

The Company’s critical accounting policies are still being applied despite that the Company has no ongoing business operations.

Subsequent Event

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

We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different than those estimates.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Market Risks

There has been no material change in market risks since our last Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4      CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer as appropriate to allow timely decisions regarding disclosure.

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and did not note any material weakness.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

As of March 31, 2011 and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at March 31, 2011 there was no material weakness and concluded that the internal control over financial reporting was effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the most recently completed fiscal quarter, there has been a change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. In 2010, the Company hired additional finance personnel and has now fully benefitted from the implementation and execution of those initiatives during the current quarter of 2011.

PART II        OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

None

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4      RESERVED

ITEM 5      OTHER INFORMATION

None

ITEM 6      EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter for which the report is filed.

1.  Form 8-K filed on February 4, 2011, announcing that we have received written notice from ONE Bio, Corp that they were exercising the option to acquire 100% of Elevated Throne. Additionally, we filed a preliminary 14C information statement in connection with the option transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 16th day of May, 2011.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: May 16, 2011	By:	/s/ Min Zhao
Min Zhao
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)