Form 10-Q
period 2011-06-30
Green Planet Bio Engineering Co. Ltd.
filed 2011-08-15
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12-b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☑

The number of shares of common stock outstanding as of August 12, 2011 was 20,006,402.

INTERIM FINANCIAL STATEMENTS

The interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010.

The condensed financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of the period reporting date, and the results of its operations and cash flows for the fiscal period end. The results of operations for the fiscal period end are not necessarily indicative of the results to be expected for future quarters or the full fiscal year.

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

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets
(Unaudited)
(Stated in US Dollars)

	June 30,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$668	$668
Prepaid expense and other receivables	4,417	4,417

TOTAL CURRENT ASSETS/TOTAL ASSETS	$5,085	$5,085

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$88,500	$88,500
Other payables and accrued liabilities	2,723	2,723
Amount due to a related party	81,884	69,170

TOTAL CURRENT LIABILITIES/TOTAL LIABILITIES	173,107	160,393

SHAREHOLDERS’ EQUITY

Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at June 30, 2011 and December 31, 2010
Issued and outstanding: 0 shares at June 30, 2011 and December 31, 2010	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at June 30, 2011 and December 31, 2010
Issued and outstanding: 20,006,402 shares at June 30, 2011 and December 31, 2010	20,006	20,006
Additional paid-in-capital	431,025	431,025
Retained earnings	(619,053)	(606,339)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(168,022)	(155,308)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,085	$5,085

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Administrative expenses	$(11,924)	$(21,559)	$(12,714)	$(26,096)
Finance costs	-	(58,750)	-	(58,750)
Other income	-	-	-	90
Loss on reorganization of subsidiaries	-	(14,142)	-	(14,142)

Loss from continuing operations	(11,924)	(94,451)	(12,714)	(98,898)
Discontinued operations	-	-	-	949,195

Net (loss) income	$(11,924)	$(94,451)	$(12,714)	$850,297

Earnings per share
-Basic	$(0.00)	$(0.00)	$(0.00)	$0.04
-Diluted	$(0.00)	$(0.00)	$(0.00)	$0.04

Weighted average number of shares outstanding
-Basic	20,006,402	20,006,402	20,006,402	20,006,402
-Diluted	20,159,001	22,709,501	20,159,001	22,709,501

STATEMENT OF COMPREHENSIVE INCOME
Net (loss) income	$(11,924)	$(94,451)	$(12,714)	$850,297
Other comprehensive income
Unrealized foreign currency gain	-	-	-	618

Comprehensive (loss) income	$(11,924)	$(94,451)	$(12,714)	$850,915

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net loss from continuing operations	$(12,714)	$(98,898)
Discontinued operations	-	949,195
Adjustments to reconcile net loss to net cash provided by operating activities:
Convertible loan discount	-	41,250
Loss on reorganization of subsidiaries	-	(14,142)
Changes in operating assets and liabilities:
Other payables and accrued liabilities	-	25,916
Amount due to a related party	12,714	17,500

Net cash flows provided by operating activities	-	920,821

Cash flows from investing activities	-	-

Cash flows from financing activities
Conversion of convertible loan	-	(300,000)

Net cash flows used in financing activities	-	(300,000)

Discontinued operations
Operating cash flows	-	(1,411,928)

Net cash flows used by discontinuing operations	-	(1,411,928)

Net decrease in cash and cash equivalents	-	(791,107)
Cash and cash equivalents – beginning of period	668	791,775

Cash and cash equivalents – end of period	$668	$668

Supplemental disclosures for cash flow information:
Continuing operations
Cash paid for interest	$-	$58,750
Discontinued operations
Cash paid for interest	$-	$34,578
Cash paid for income taxes	$-	$588,803

Supplemental disclosures for non-cash activity:
Cancellation of preferred stock	$-	$5

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd
Notes to the Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

1. Organization

General Overview
Green Planet Bioengineering Co., Ltd, (the “Company” or “Corporation” or “Green Planet”), formerly known as Mondo Acquisition II, Inc, was incorporated in the State of Delaware on October 30, 2006.

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

2. Summary of significant accounting policies

Basis of Presentation
The condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of the period reporting date, and the results of its operations and cash flows for the fiscal period end. The results of operations for the fiscal period end are not necessarily indicative of the results to be expected for future quarters or the full fiscal year. Certain prior period balances have been reclassified to conform to current period’s presentation.

Use of estimates
In preparing the condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

Earnings per share
Earnings (loss) per common share is reported in accordance with ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings for all entities with complex capital structures.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.  Fully diluted loss per common share is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

Recent Changes in Accounting Standards
The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. GAAP, the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.

Green Planet Bioengineering Co., Ltd
Notes to the Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

3. Finance costs

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Bank loan interest	$-	$27,583	$-	$62,161
Amortization of loan discount	-	41,250	-	82,500
Interest on convertible loan	-	7,500	-	15,000
Bank charges	-	325	-	1,400
Exchange loss	-	2,600	-	3,656

	-	79,258	-	164,717
Less: Amount reported in discontinued operations	-	(20,508)	-	(105,967)

	$-	$58,750	$-	$58,750

4. Amount due to a related party

The amount is interest-free, unsecured and repayable on demand.

5. Common stock and preferred stock

Common stock
The Company did not issue any common stock or warrants for the six months ended June 30, 2011. In addition, none of the warrants issued and outstanding were exercised during the same period. The par value of the Company’s common stock is $0.001 per share.

Series A preferred stock
The Company is authorized under its Articles of Incorporation to issue 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. Each share of the Company’s preferred stock provides the holder with the right to vote 1,000 votes on all matters submitted to a vote of the shareholders of the Company and is convertible into 1,000 shares of the Company’s common stock. The preferred stock is non-participating and carries no dividend.

Green Planet Bioengineering Co., Ltd
Notes to the Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the three and six months ended June 30, 2011 and 2010.

There was no warrants activity during the six months ended June 30, 2011. See below chart referencing outstanding warrants as of June 30, 2011:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value

Outstanding at January 1, 2011	152,599	$0.001	2.8	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-

Outstanding at June 30, 2011	152,599	$0.001	2.3	$-

Exercisable at June 30, 2011	152,599	$0.001	2.3	$-

Green Planet Bioengineering Co., Ltd
Notes to the Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

The following information applies to warrants outstanding and exercisable at June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise price	Shares	Term (in years)	Price	Shares	Price

$0.001	152,599	2.3	$0.001	152,599	$0.001

The fair value of the above warrants at the date of grant in October 2008 was determined using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 3.61%, volatility of 60%, zero expected dividends and expected life of 5 years.

7. Commitments and contingencies

None

8. Segment information

Segment information reporting under ASC Topic 280-10 “Segment Reporting” for the Company is no longer applicable as the Company has no business operations.

9. Related party transactions

During the six months ended June 30, 2011, the Company has an increase in an amount due to a related party of $12,714. For the three months and six months ended June 31, 2011, the Company did not pay any rental expenses to an entity in which a stockholder who is also the Chief Executive Officer and Director of the Company, has a beneficial interest. For the same periods last year, the amounts of rental expenses paid were $0 and $4,711 respectively.

10. Subsequent event

On July 20, 2011, the Company filed a Definitive Information Statement on Schedule 14C which describes fully the exercise of the option by One Bio, Corp. pursuant to the Option Agreement dated April 14, 2010 to acquire 100% of the stock of Elevated Throne Overseas Ltd.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations and Financial Condition for the three months and six months ended June 30, 2011, versus the three months and six months ended June 30, 2010

The Company had no active business operations for the three months and six months ended June 30, 2011. Accordingly, there is no information for those periods to be compared to the three months and six months ended June 30, 2010.

Liquidity and capital resources

The Company had no active business operations for the three months and six months ended June 30, 2011. Accordingly, the Company had no liquidity and capital resources for those periods.

Risk factors

The Company had no active business operations for the three months and six months ended June 30, 2011.

The Company’s critical accounting policies are still being applied despite that the Company has no ongoing business operations.

Subsequent Event

On July 20, 2011, the Company filed a Definitive Information Statement on Schedule 14C pursuant to the exercise of the option by One Bio, Corp. under the Option Agreement dated April 14, 2010 to acquire 100% of the stock of Elevated Throne Overseas Ltd. This transaction has been fully described in our Annual Report under Form 10-K for the year ended December 31, 2010.

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

Market Risks

There has been no material change in market risks since our last Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the period reporting date.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and did not note any material weakness.

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

As of the period reporting date and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at the period reporting date there was no material weakness and concluded that the internal control over financial reporting was effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 15th day of August, 2011.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: August 15, 2011	By:	/s/ Min Zhao
Min Zhao,
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)