Form 10-Q
period 2011-09-30
Green Planet Bio Engineering Co. Ltd.
filed 2011-11-21
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended September 30, 2011

Commission file number 000-52622

GREEN PLANET BIOENGINEERING CO. LIMITED
(Exact Name of Registrant as Specified In Its Charter)

DELAWARE	37-1532842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19950 W. Country Club Drive, Suite 100, Aventura, FL 33180
(Address of Principal Executive Offices)	(Zip Code)

(305) 328-8662
(Registrant's Telephone Number, Including Area Code)

___________________________________________

Former name, former address and former fiscal year
if changed since last report

_____________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐   No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the act.  Yes   ☐  No   ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☑   No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files)  Yes: ☑   No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12-b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer      ☐   Accelerated Filer      ☐   Non-accelerated Filer     ☐   Smaller Reporting Company       ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes: ☑   No: ☐

The number of shares of common stock outstanding as of November 11, 2011 was 20,006,402.

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

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets
(Stated in US Dollars)

	September 30,	December 31,
	2011 Unaudited	2010

ASSETS
Current assets
Cash and cash equivalents	$668	$668
Prepaid expense	4,417	4,417

TOTAL CURRENT ASSETS/TOTAL ASSETS	$5,085	$5,085

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Trade payables	$88,500	$88,500
Other payables and accrued liabilities	2,723	2,723
Amount due to a related party	82,504	69,170

TOTAL CURRENT LIABILITIES/TOTAL LIABILITIES	173,727	160,393

SHAREHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at September 30, 2011 and December 31, 2010
Issued and outstanding: 0 shares at September 30, 2011 and December 31, 2010	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at September 30, 2011 and December 31, 2010
Issued and outstanding: 20,006,402 shares at September 30, 2011 and December 31, 2010	20,006	20,006
Additional paid-in-capital	431,025	431,025
Accumulated deficit	(619,673)	(606,339)

TOTAL SHAREHOLDERS’ DEFICIT	(168,642)	(155,308)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,085	$5,085

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US Dollars)

	Three months ended September 30,			Nine months ended September 30,
	2011	2010		2011	2010

Administrative expenses	$(620)		$(28,299)	$(13,334)		$(54,305)
Finance costs	-		-	-		(58,750)
Loss on reorganization of subsidiaries	-		-	-		(14,142)

Loss from continuing operations	(620)		(28,299)	(13,334)		(127,197)
Discontinued operations	-		-	-		949,195

Net (loss) income	(620)		(28,299)	(13,334)		821,998
Dividends	-		-	-		(12,153,213)

Loss attributable to common stock	$(620)		$(28,299)	$(13,334)		$(11,331,215)

Earnings per share
-Basic	$(0.00)		$(0.00)	$(0.00)		$(0.57)
-Diluted	$(0.00)	$	NA	$(0.00)	$	NA

Weighted average number of shares outstanding
-Basic	20,006,402		20,006,402	20,006,402		20,006,402
-Diluted	20,159,001		20,159,001	20,159,001		20,159,001

STATEMENT OF COMPREHENSIVE INCOME
Loss attributable to common stock	$(620)		$(28,299)	$(13,334)		$(11,331,215)
Other comprehensive income
Unrealized foreign currency gain	-		-	-		618

Comprehensive loss	$(620)		$(28,299)	$(13,334)		$(11,330,597)

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net loss from continuing operations	$(13,334)	$(127,197)
Discontinued operations	-	949,195
Adjustments to reconcile net loss to net cash provided by operating activities:
Convertible loan discount	-	41,250
Loss on reorganization of subsidiaries	-	(14,142)
Changes in operating assets and liabilities:
Other payables and accrued liabilities	-	19,045
Amount due to a related party	13,334	52,670

Net cash flows provided by operating activities	-	920,821

Cash flows from investing activities	-	-

Cash flows from financing activities
Conversion of convertible loan	-	(300,000)

Net cash flows used in financing activities	-	(300,000)

Discontinued operations
Operating cash flows	-	(1,411,928)

Net cash flows used by discontinuing operations	-	(1,411,928)

Net decrease in cash and cash equivalents	-	(791,107)
Cash and cash equivalents – beginning of period	668	791,775

Cash and cash equivalents – end of period	$668	$668

Supplemental disclosures for cash flow information:
Continuing operations
Cash paid for interest	$-	$58,750
Discontinued operations
Cash paid for interest	$-	$34,578
Cash paid for income taxes	$-	$588,803

Supplemental disclosures for non-cash activity:
Continuing operations
Dividends	$-	$(12,153,213)
Operating cash flows	$-	$12,153,213

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd
Notes to the Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

1.    Organization

General Overview
Green Planet Bioengineering Co., Ltd, (the “Company” or “Green Planet”), formerly known as Mondo Acquisition II, Inc, was incorporated in the State of Delaware on October 30, 2006.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 Green Planet is a subsidiary of ONE Bio, Corp (“ONE”) which now owns 100% of Elevated Throne and its subsidiaries which constitutes essentially all former operations of Green Planet. The Company will remain a subsidiary of ONE and operate as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

On July 20, 2011, the Company filed a Definitive Information Statement on Schedule 14C which describes fully the exercise of the option by ONE pursuant to the Option Agreement dated April 14, 2010 to acquire 100% of the stock of Elevated Throne Overseas Ltd.

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

3.    Finance costs

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Bank loan interest	$-	$38,806	$-	$100,967
Amortization of loan discount	-	27,500	-	110,000
Interest on convertible loan	-	15,000	-	30,000
Other loan interest	-	9,292	-	9,292
Bank charges	-	410	-	1,810
Exchange loss	-	478	-	4,134

	-	91,486	-	256,203
Less: Amount reported in discontinued operations	-	(91,486)	-	(197,453)

	$-	$-	$-	$58,750

4.     Amount due to a related party

The amount is interest-free, unsecured and repayable on demand.

5.    Common stock and preferred stock

Common stock
The Company did not issue any common stock or warrants for the nine months ended September 30, 2011. In addition, none of the warrants issued and outstanding were exercised during the same period. The par value of the Company’s common stock is $0.001 per share.

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

Green Planet Bioengineering Co., Ltd
Notes to the Condensed Financial Statements
(Unaudited)
(Stated in US Dollars)

6.     Stock-based compensation

There was no non-cash stock-based compensation recognized for the three and nine months ended September 30, 2011 and 2010.

There was no warrants activity during the nine months ended September 30, 2011. See below chart referencing outstanding warrants as of September 30, 2011:

Weighted-
	Weighted-		Average
	Average		Remaining	Aggregate
	Exercise		Contractual	Intrinsic
	Shares	Price	Term (in years)	Value

Outstanding at January 1, 2011	152,599	$0.001	2.8	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-

Outstanding at September 30, 2011	152,599	$0.001	2.0	$-

Exercisable at September 30, 2011	152,599	$0.001	2.0	$-

The fair value of the above warrants at the date of grant in October 2008 was determined using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 3.61%, volatility of 60%, zero expected dividends and expected life of 5 years.

	Warrants Outstanding			Warrants Exercisable
Exercise price	Shares	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.001	152,599	2.0	$0.001	152,599	$0.001

7.     Commitments and contingencies

None

8.     Segment information

Segment information reporting under ASC Topic 280-10 “Segment Reporting” for the Company is no longer applicable as the Company has no business operations.

9.     Related party transactions

During the nine months ended September 30, 2011, the Company has an increase in an amount due to a related party of $13,334. For the three months and nine months ended September 30, 2011, the Company did not pay any rental expenses to an entity in which a shareholder who is also the Chief Executive Officer and Director of the Company, has a beneficial interest. For the same periods last year, the amounts of rental expenses paid were $0 and $4,711 respectively.

10.    Discontinued operations

As previously reported, ONE Bio, Corp. now owns 100% of Elevated Throne and its subsidiaries, and its 100% VIE which consists essentially all former operations of Green Planet. The Company remains a subksidary of ONE.

Therefore, the results of its former subsidiaries under Elevated Throne and its 100% VIE which were made up to the end of the first quarter of 2010 have been presented under discontinued operations.

An analysis of income from discontinued operations as of March 31, 2010 is summarized as follows:

Period Ended March 31, 2010
(unaudited)
Sales revenue	$3,259,429
Cost of sales	(1,469,280)

Gross profit	1,790,149
Expenses	587,101

Income before tax	1,203,048
Income tax	(253,853)

Income from discontinued operations	$949,195

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

As previously reported in the Form 10-K for the year ended December 31, 2010 ONE Bio, Corp (“ONE”) now owns 100% of Elevated Throne and its subsidiaries which constitutes essentially all former operations of Green Planet. The Company will remain a subsidiary of ONE and operate as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three months and nine months ended September 30, 2011, versus the three months and nine months ended September 30, 2010

The Company had no active business operations for the three months and nine months ended September 30, 2011. Accordingly, there is no information for those periods to be compared to the three months and nine months ended September 30, 2010.

Liquidity and capital resources

The Company had no active business operations for the three months and nine months ended September 30, 2011. Accordingly, the Company had no liquidity and capital resources for those periods.

Risk factors

The Company had no active business operations for the three months and nine months ended September 30, 2011.

The Company’s critical accounting policies are still being applied despite that the Company has no ongoing business operations.

Subsequent Event

None

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

None

ITEM 6.     EXHIBITS

31         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32         Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 14th day of November, 2011.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: November 21, 2011	By:	/s/ Min Zhao
Min Zhao
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)