Form 10-K
period 2011-12-30
Green Planet Bio Engineering Co. Ltd.
filed 2012-04-03
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-K
_______________________
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to___________

Commission file number 000-52622

GREEN PLANET BIOENGINEERING CO., LTD.
(Exact Name of Registrant as Specified in its charter)

Delaware	37-1532842
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

19950 West Country Club Drive, Suite 100, Aventura, Florida	33180
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (305) 328-8662

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☑ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $149,767 based on the closing sale price of common stock on June 30, 2011. The number of shares of common stock outstanding as of March 15, 2012 was 20,006,402.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “could,” “plans,” “estimates,” and similar language or negative of such terms. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.        BUSINESS

Description of Business

Green Planet Bioengineering Co., Ltd. (“Green Planet” or “Company”) now operates as a public reorganized shell corporation with the purpose to acquire or merge with an existing business operation.

Our History

Mondo Acquisition II, Inc. was incorporated in the State of Delaware on October 30, 2006 and changed the name to Green Planet Bioengineering Co., Ltd. on October 2, 2008. In October 2008, the Company acquired Elevated Throne Overseas Ltd, a company incorporated in British Virgin Islands, and its subsidiaries (“Elevated Throne”) which operated the business in the agritech sector in the People’s Republic of China. The Company divested Elevated Throne to One Bio, Corp. (“ONE”) on April 14, 2010. As a result of the divestment, Elevated Throne became a 100% owned direct subsidiary of ONE while Green Planet still remained as a subsidiary.

Subsequently in March 2012, the Company in its 8-K filing announced that ONE has sold its entire stockholding in the Company to Global Fund Holdings Corp. an Ontario, Canada corporation which will effectively become the new majority stockholder.

ITEM 1A.     RISK FACTORS

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

Penny Stock Regulations

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 2.        PROPERTIES

None

ITEM 3.        LEGAL PROCEEDINGS

None

ITEM 4.        MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is available for quotation on the Over the Counter Bulletin Board under the symbol “GPLB.PK.” There is no assurance that the company’s stock will continue to be quoted or that any liquidity will exist for our shareholders.

The following table shows, for each quarter of fiscal 2011 and 2010 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark -up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Report.

	2011		2010
Quarter Ended	High	Low	High	Low
Fourth Quarter	$0.10	$0.10	$0.38	$0.38
Third Quarter	0.10	0.10	0.38	0.38
Second Quarter	0.10	0.10	0.38	0.38
First Quarter	0.10	0.10	0.38	0.38

We have never declared or paid any cash dividends on our common stock.

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company did not conduct any business operation during the year.

Liquidity and Capital Resources

The Company’s cash flow needs for 2011 was provided solely by ONE to pay expenses necessary as a public company. For 2010, the Company had net cash flows from operating activities of $921,000 principally from discontinued operations.

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

Subsequent Events

On March 2, 2012, ONE, our majority stockholder entered into a stock purchase agreement (“SPA”) to sell its entire stockholding in the Company to Global Fund Holdings Corp., an Ontario, Canada corporation for $200,000. The closing of the transaction will occur when all the conditions pursuant to the SPA have been complied with.

Concurrent with the SPA, Mr. Jordan Weingarten was appointed as the President and Director of the Company. The current Chief Executive Officer and all the existing Directors have resigned from their respective positions and the Board.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.        FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1 to F-2

Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Income and Comprehensive Income	F-4

Consolidated Statements of Cash Flows	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Notes to the Consolidated Financial Statements	F-7 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Green Planet Bioengineering Co., Ltd
Aventura, Florida

We have audited the accompanying consolidated balance sheet of Green Planet Bioengineering Co., Ltd as of December 31, 2011 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Planet Bioengineering Co., Ltd as of December 31, 2011, and the results of its operations and its cash flows for the year in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is dependent on continued financial support from its parent that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO China Dahua CPA Co., Ltd

Shenzhen, Peoples Republic of China
April 3, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors
Green Planet Bioengineering Co., Ltd

We have audited the accompanying consolidated balance sheet of Green Planet Bioengineering Co., Ltd (hereinafter referred to as “the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Planet Bioengineering Co., Ltd as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
April 14, 2011

Note:

(a) This report is a copy of the previously issued report; and
(b) The predecessor auditor has not reissued this report.

Green Planet Bioengineering Co., Ltd
Consolidated Balance Sheets
(Stated in US Dollars)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$668	$668
Prepaid expenses and other receivables	-	4,417

TOTAL ASSETS	$668	$5,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$47,494	$88,500
Other payables and accrued liabilities	15,000	2,723
Amount due to a related party	116,095	69,170

TOTAL LIABILITIES	178,589	160,393
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at December 31, 2011 and December 31, 2010
Issued and outstanding:
None at December 31, 2011 and December 31, 2010	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at December 31, 2011 and December 31, 2010
Issued and outstanding: 20,006,402 shares at December 31, 2011 and December 31, 2010	20,006	20,006
Additional paid-in-capital	431,025	431,025
Retained earnings (deficit)	(628,952)	(606,339)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(177,921)	(155,308)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$668	$5,085

See Notes to the Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Year ended December 31,
	2011	2010
Operating expenses
General and administrative expenses	$22,613	$73,740
Finance costs	-	58,750
Loss on reorganization of subsidiaries	-	14,142
	22,613	146,632

Loss from continuing operations before income tax	(22,613)	(146,632)
Provision for income taxes	-	-

Net loss from continuing operations	(22,613)	(146,632)
Net income from discontinued operations	-	949,195

Net (loss) income
	$(22,613)	$802,563
Earnings per share

Continuing operations
-Basic	$-	$(0.01)
-Diluted	$-	$-

Discontinued operations
-Basic	$-	$0.05
-Diluted	$-	$0.05

Weighted average number of shares outstanding
-Basic	20,006,402	20,006,402
-Diluted	20,159,001	20,159,001

STATEMENT OF COMPREHENSIVE INCOME
Net (loss) income	$(22,613)	$802,563
Other comprehensive income - unrealized foreign currency gain	-	618

Total comprehensive (loss) income	$(22,613)	$803.181

See Notes to the Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2011	2010
Cash flows from operating activities
Net loss from continuing operations	$(22,613)	$(146,632)
Net income from discontinued operations	-	949,195
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Convertible loan discount fees expense	-	41,250
Loss on reorganization of subsidiaries	-	(14,142)
Changes in operating assets and liabilities:
Accounts payable	(41,006)	-
Other payables and accrued liabilities	12,277	21,980
Amount due to a related party	51,342	69,170

Net cash flows provided by operating activities	-	920,821

Cash flows from investing activities	-	-

Cash flows from financing activities
Conversion of convertible loan	-	(300,000)

Net cash flows used by financing activities	-	(300,000)

Discontinued operations
Operating cash flows	-	(1,411,928)

Net cash flows used by discontinued operations	-	(1,411,928)

Net decrease in cash and cash equivalents	-	(791,107)
Cash and cash equivalents – beginning of year	668	791,775

Cash and cash equivalents – end of year	$668	$668

Supplemental disclosures for cash flow information:
Continuing operations
Cash paid for interest	$-	$58,750
Discontinued operations
Cash paid for interest	$-	$34,578
Cash paid for income taxes	$-	$588,803

Supplemental disclosures for non-cash activity:
Continuing operations
Dividends	$-	$(12,153,213)
Operating cash flows	$-	$12,153,213

See Notes to the Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd
Consolidated Statements of Changes in Stockholders’ Equity
(Stated in US Dollars)

	Preferred Stock		Common Stock		Additional paid-in capital	Statutory reserve	Accumulated other comp-rehensive income	Retained earnings	Total
	Number of shares	Amount	Number of shares	Amount

Balance, December 31, 2009	5,101	$5	20,006,402	$20,006	$10,293,896	$1,305,895	$1,458,976	$10,744,402	$23,823,180
Cancellation of preferred stock	(5,101)	(5)	-	-	(4,999,995)	-	-	(91)	(5,000,091)
Net income	-	-	-	-	-	-	-	802,563	802,563
Convertible loan discount
fees reduction	-	-	-	-	(68,750)	-	-	-	(68,750)
Discontinued operations	-	-	-	-	(4,794,126)	(1,305,895)	(1,458,976)	(12,153,213)	(19,712,210)

Balance, December 31, 2010	-	$-	20,006,402	$20,006	$431,025	$-	$-	$(606,339)	$(155,308)
Net loss	-	-	-	-	-	-	-	(22,613)	(22,613)

Balance, December 31, 2011	-	$-	20,006,402	$20,006	$431,025	$-	$-	$(628,952)	$(177,921)

See Notes to the Consolidated Financial Statements

Green Planet Bioengineering Co., Ltd.
Notes to the Consolidated Financial Statements

1. General Information

Mondo Acquisition II, Inc. was incorporated in the State of Delaware on October 30, 2006 and changed the name to Green Planet Bioengineering Co., Ltd. on October 2, 2008. In October 2008, the Company acquired Elevated Throne Overseas Ltd, incorporated in British Virgin Islands, and its subsidiaries (“Elevated Throne”) and operated the business in the agritech sector in the People’s Republic of China. The Company divested Elevated Throne to One Bio, Corp. (“ONE”) on April 14, 2010.  As a result of the divestment, Elevated Throne became a 100% owned direct subsidiary of ONE while Green Planet still remained as a subsidiary.

Subsequently in March 2012, the Company in its 8-K filing announced that ONE has sold its entire stockholding in the Company to Global Fund Holdings Corp. an Ontario, Canada corporation which will effectively become the new majority stockholder.

2. Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In 2010, the Company consolidated the results of its wholly owned subsidiary, Elevated Throne up to period ended March 31, 2010 when it was divested. In 2011, the Company operated as a public reorganized shell corporation and did not report any consolidated results.

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the years presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting.

Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses for the years reported.  Actual results could differ from those estimates.  Significant items that require estimates were limited to accruals of liabilities.

Going Concern
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a public reorganized shell corporation and has no current business activity. The Company’s ability to continue as a going concern are dependent on continued support from ONE, the majority stockholder. As ONE has divested its entire stockholding in the Company in March 2012, the Company will be dependent on the continued support from the new majority stockholder to continue as a going concern.

Cash and Cash Equivalents
Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  Balances of cash and cash equivalents in financial institutions may at times exceed the government-insured limits.

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes” under which deferred tax assets and liabilities are determined based on temporary differences between accounting and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.  Any interest and penalties are expensed in the year that the Notice of Assessment is received. The Company’s practice is to recognize interest and/or penalties to income tax matters in income tax expense.

Foreign Currency Translation
In accordance with FASB ASC Topic 830 “Foreign Currency Matters”, assets and liabilities of subsidiaries using local currency as the functional currency have been translated at financial period-end exchange rates and related revenue and expenses have been translated at average exchange rates. Gains and losses resulting from the translation of subsidiaries’ financial statements are included as a separate component of stockholders’ equity in accumulated other comprehensive income.

2. Summary of Significant Accounting Policies – continued

Earnings Per Share
Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.  Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

Fair Value Measurements
FASB ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Investment measured and reported at fair value are classified and disclosed in one of the following hierarchy:

Level 1 -  Quoted prices are available in active markets for identical investments as of the period reporting date.
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

Comprehensive Income
The Company follows FASB ASC Topic 220 “Comprehensive Income” and Accounting Standards Update (“ASU”) 2011-05 “Comprehensive Income: Presentation of Comprehensive Income” which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income plus certain items that are recorded directly to stockholders’ equity. Other than foreign exchange gains and losses, the Company has no other comprehensive income (loss) components.

Recent Changes in Accounting Standards
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” which amends the standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between US GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. The standard is effective for fiscal years beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of Comprehensive Income” which requires companies to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement or in two separate but consecutive statements. The amendments in the update eliminate the option for companies to present the components of other comprehensive income within the statement of changes of shareholders’ equity. The amended statement is effective for fiscal years beginning after December 15, 2011.

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

4. Preferred Stock

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

5. Stock-based compensation

There was no non-cash stock-based compensation recognized for the years ended December 31, 2011 and 2010.

There was no warrants activity during the year ended December 31, 2011. See chart below referencing outstanding warrants as of December 31, 2011:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value

Outstanding at January 1, 2011	152,599	$0.001	2.8	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-

Outstanding at December 31, 2011	152,599	$0.001	1.8	$-

Exercisable at December 31, 2011	152,599	$0.001	1.8	$-

The fair value of the above warrants at the date of grant in October 2008 was determined using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 3.61%, volatility of 60%, zero expected dividends and expected life of 5 years.

The following information applies to warrants outstanding and exercisable at December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Exercise price	Shares	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.001	$152,599	1.8	$0.001	152,599	$0.001

6. Discontinued Operations

The Company divested Elevated Throne and its subsidiaries during the year ended December 31, 2010  and its results were presented under discontinued operations. An analysis of the net income is summarized as follows:

	Year ended December 31,
	2011	2010

Revenues	$-	$3,259,429
Cost of sales	-	(1,469,280)

Gross profit	-	1,790,149
Expenses	-	(587,101)

Income before income taxes	-	1,203,048
Provision for income taxes	-	(253,853)

Net income	$-	$949,195

7. Related Party Transactions

For the year ended December 31, 2011, the Company did not pay any rental expenses to an entity in which a stockholder, who is also the former Chief Executive Officer and Director of the Company, has a beneficial interest. For the year ended December 31, 2010, the amount of rental expenses paid was $4,711.

8. Contingencies

None

9. Subsequent Events

In accordance with FASB ASC Topic 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after December 31, 2011 up through the date we issued the consolidated financial statements. During this period, the potential sales transaction as discussed in Note 1 is the only material subsequent event.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

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

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the financial year end.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and did not note any material weakness.

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

As of December 31, 2011 and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at December 31, 2011 there was no  material weakness and concluded that the internal control over financial reporting was effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the year, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Generally, each of our directors is elected to a term of one year and serves until his or her successor is elected and qualified. The Directors and Officers of the Company are as follows:

Name	Age	Position	Term

Jordan Weingarten	22	President and Director	March 2012 to present

Mr. Weingarten graduated from York University in business administration. He is an executive with experience in financial controls, finance and global management. Amongst other assignments, Mr. Weingarten was financial control specialist at Trade Finance Solutions, Inc, a Canadian corporation, and was also involved in management at a global Polaroid Licensee. Mr. Weingarten also worked with international wholesalers and distributors of electronics and various other products. Based in Miami, Florida, Mr. Weingarten brings knowledge and experience of global economics, finances and cultural environment.

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

None of our executive officers or directors is the subject of any material pending legal proceeding.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2011 and 2010.

Code of Ethics
The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 11.     EXECUTIVE COMPENSATION

The Company did not pay any compensation to its executive officers for the years ended December 31, 2009 to 2011.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number	%	(2)
One Bio, Corp (3)	18,508,733	92
_______
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)	Based upon 20,006,402 shares of common stock and 152,599 warrants issued and outstanding as of December 31, 2011.

(3)	One Bio, Corp sold its entire stockholding on March 2, 2012.

Change in Control
Arising from the subsequent sale of ONE’s entire stockholding in the Company to Global Fund Holdings, Corp (“Global”), Global will become the majority stockholder in the Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships
None

Related Transactions
All related transactions have been reported in Part II Item 8 Financial Statements under Note 7 of Notes to the Consolidated Financial Statements.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements was $15,000 and $45,000 respectively.

The aggregate fees billed for the fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-Q’s was approximately $5,000.

Audit Related Fees
None

Tax Fees
The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for tax services of the Company’s annual tax filing was $7,500 and $7,500 respectively

All Other Fees
None

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 3rd day of April, 2012.

Green Planet Bioengineering Co., Ltd

By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer
and Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 3, 2012	By:	/s/ Jordan Weingarten
Jordan Weingarten
President and Director