Form 10-Q
period 2012-03-31
Green Planet Bio Engineering Co. Ltd.
filed 2012-05-14
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________ to ____________

Commission file number 000-52622

GREEN PLANET BIOENGINEERING CO., LTD.
(Exact Name of Registrant as Specified in its charter)

Delaware	37-1532842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19950 West Country Club Drive, Suite 100,Aventura, Florida	33180
(Address of principal executive offices)	(Zip Code)

(305) 328-8662
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑   No ☐

The number of shares of common stock outstanding as of May 10, 2012 was 20,006,402.

i

INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions under Regulation S-X of the Securities and Exchange Commission (“SEC”) Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of the period reporting date, and the results of its operations and cash flows for the fiscal period end. The results of operations for the fiscal period end are not necessarily indicative of the results to be expected for future quarters or the full fiscal year.

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

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Balance Sheets
(Stated in US Dollars)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$668

TOTAL CURRENT ASSETS / TOTAL ASSETS	$-	$668

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$308	$47,494
Other payables and accrued liabilities	5,983	15,000
Amount due to a related party	-	116,095

TOTAL CURRENT LIABILITIES / TOTAL LIABILITIES	6,291	178,589

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at March 31, 2012 and December 31, 2011
Issued and outstanding: 0 shares at March 31, 2012 and December 31, 2011	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at March 31, 2012 and December 31, 2011
Issued and outstanding: 20,006,402 shares at March 31, 2012 and December 31, 2011	20,006	20,006
Additional paid-in-capital	431,025	431,025
Retained earnings (deficit)	(457,322)	(628,952)

TOTAL STOCKOLDERS’ DEFICIT	(6,291)	(177,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$668

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Statements of Income
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2012	2011

Administrative expenses	$(6,959)	$(790)
Gain from extinguishment of debt	178,589	-

Income (loss) before income taxes	171,630	(790
Provision for income taxes	-	-

Net income (loss)	171,630	(790)

Earnings per share
-Basic	$0.01	$0.00
-Diluted	$0.01	$0.00

Weighted average number of shares outstanding
-Basic	20,006,402	20,006,402
-Diluted	20,159,001	20,159,001

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$171,630	$(790)
Adjustments to reconcile net income to net cash used by operating activities:
Gain from extinguishment of debt	(178,589)
Changes in operating assets and liabilities:
Accounts payable	308	-
Other payables and accrued liabilities	5,983	-
Amount due to a related party	-	790

Net cash flows used by operating activities	(668)	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(668)	-
Cash and cash equivalents – beginning of period	668	668

Cash and cash equivalents – end of period	$-	$668

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Notes to the Financial Statements
(Unaudited)

1. Organization

Mondo Acquisition II, Inc. was incorporated in the State of Delaware on October 30, 2006 and changed the name to Green Planet Bioengineering Co., Ltd. (“Company”) on October 2, 2008. In October 2008, the Company acquired Elevated Throne Overseas Ltd, incorporated in British Virgin Islands, and its subsidiaries which was subsequently divested to One Bio, Corp (“ONE”) on April 14, 2010.

In March 2012, the Company in its Form 8-K Report announced that ONE has sold its entire stockholding in the Company to Global Fund Holdings Corp. an Ontario, Canada corporation which became the new majority stockholder.

2. Summary of significant accounting policies

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of the period reporting date, and the results of its operations and cash flows for the fiscal period end. The results of operations for the fiscal period end are not necessarily indicative of the results to be expected for future quarters or the full fiscal year.

Use of estimates
In preparing the financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

Recent Changes in Accounting Standards
The Financial Accounting Standards Board has codified a single source of U.S. GAAP, the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.

3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a public reorganized corporation and has no current business activity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

4. Gain from extinguishment of debt

According to the terms of the Stock Purchase Agreement dated March 2, 2012 pertaining to divestment of the Company by ONE, the prior period total current liabilities / total liabilities of $178,589 was assumed by ONE and, as a result, is no longer payable by the Company.  Accordingly, the amount has been recorded as a gain from extinguishment of debt.

5. Preferred stock / Common stock

Preferred stock
The Company is authorized under its Articles of Incorporation to issue 10 million shares of preferred stock with a par value of $0.001 per share. Each share of the Company’s preferred stock provides the holder with the right to vote 1,000 votes on all matters submitted to a vote of the stockholders of the Company and is convertible into 1,000 shares of the Company’s common stock. The preferred stock is non-participating and carries no dividend.

Common stock
The Company is authorized to issue 250 million shares of common stock with a par value of $0.001 per share. During the three months ended March 31, 2012, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There were no non-cash stock-based compensation recognized for the three months ended March 31, 2012 and 2011.

There was no warrant activity during the three months ended March 31, 2012. See table below for outstanding warrants as of March 31, 2012:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding at January 1, 2012	152,599	$0.001	1.8	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-

Outstanding at March 31, 2012	152,599	$0.001	1.5	$-

Exercisable at March 31, 2012	152,599	$0.001	1.5	$-

The fair value of the above warrants at the date of grant in October 2008 was determined using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 3.61%, volatility of 60%, zero expected dividends and expected life of 5 years.

The following information applies to warrants outstanding and exercisable as of March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Weighted-
Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
		Term	Exercise		Exercise
Exercise price	Shares	(in years)	Price	Shares	Price

$0.001	152,599	1.5	$0.001	152,599	$0.001

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011

The Company had no active business operations for the periods ended March 31, 2012 and March 31, 2011. Expenses consist of accounting, legal and filing fees.

As reported in our Form 8-K report on March 2, 2012, the Company was divested by our former majority stockholder, One Bio, Corp (“ONE”) and according to the terms of Stock Purchase Agreement executed between the willing parties, all the debts of the Company as of the closing date will be assumed by ONE. As a result, the Company recorded $178,589 as a gain from extinguishment of debt.

Liquidity and capital resources

The Company had no active business operations for the three months ended March 31, 2012. Accordingly, the Company had no liquidity and capital resources for the period.

Risk factors

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

Market Risks

There has been no material change in market risks since our last Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the fiscal period end, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 14th day of May, 2012.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: May 14, 2012	By:	/s/ Jordan Weingarten
Jordan Weingarten
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)