Form 10-Q
period 2012-06-30
Green Planet Bio Engineering Co. Ltd.
filed 2012-08-20
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of common stock outstanding as of August 13, 2012 was 20,006,402.

i

INTERIM FINANCIAL STATEMENTS

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions under Regulation S-X of the Securities and Exchange Commission Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of the period reporting date, and the results of its operations and cash flows for the reporting period end. The results of operations for the reporting period end are not necessarily indicative of the results to be expected for future quarters or the full fiscal year.

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

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Balance Sheets
(Stated in US Dollars)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$668

TOTAL ASSETS	$-	$668

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$2,420	$47,494
Other payables and accrued liabilities	8,100	15,000
Amount due to a related party	5,250	116,095

TOTAL LIABILITIES	15,770	178,589

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at June 30, 2012 and December 31, 2011
Issued and outstanding: None at June 30, 2012 and December 31, 2011	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at June 30, 2012 and December 31, 2011
Issued and outstanding: 20,006,402 shares at June 30, 2012 and
December 31, 2011	20,006	20,006
Additional paid-in-capital	431,025	431,025
Accumulated deficit	(466,801)	(628,952)

TOTAL STOCKHOLDERS’ DEFICIT	(15,770)	(177,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$668

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Statements of Income
(Unaudited)
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Administrative expenses	$(9,479)	$(11,924)	$(16,438)	$(12,714)
Gain from extinguishment of debt	-	-	178,589	-

Income (loss) before taxes	(9,479)	(11,924)	162,151	(12,714)
Provision for income taxes	-	-	-	-

Net income (loss)	$(9,479)	$(11,924)	$162,151	$(12,714)

Earnings per share
-Basic	$0.00	$0.00	$0.01	$0.00
-Diluted	$0.00	$0.00	$0.01	$0.00

Weighted average number of shares outstanding
-Basic	20,006,402	20,006,402	20,006,402	20,006,402
-Diluted	20,159,001	20,159,001	20,159,001	20,159,001

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$162,151	$(12,714)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain from extinguishment of debt	(178,589)	-
Changes in operating assets and liabilities:
Accounts payable	2,420	-
Other payables and accrued liabilities	8,100	-
Amount due to a related party	5,250	12,714

Net cash flows used by operating activities	(668)	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash	(668)	-
Cash and cash equivalents – beginning of period	668	668

Cash and cash equivalents – end of period	$-	$668

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
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

In March 2012, the Company reported that ONE has sold its entire stockholding in the Company to Global Fund Holdings Corp. an Ontario, Canada corporation which became the new majority stockholder.

2. Summary of significant accounting policies

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of the period reporting date, and the results of its operations and cash flows for the reporting period end. The results of operations for the reporting period end are not necessarily indicative of the results to be expected for future quarters or the full fiscal year.

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

Recent  Accounting  Pronouncements
Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a public reorganized corporation and has no current business activity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

4. Gain from extinguishment of debt

According to the terms of the Stock Purchase Agreement dated March 2, 2012 pertaining to divestment of the Company by ONE, the prior period total liabilities of $178,589 was assumed by ONE and, as a result, is no longer payable by the Company.  Accordingly, the amount has been recorded as a gain from extinguishment of debt.

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

Common stock
The Company is authorized to issue 250 million shares of common stock with a par value of $0.001 per share. During the three months ended June 30, 2012, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the three and six months ended June 30, 2012 and 2011.

There was no warrants activity during the six months ended June 30, 2012. See below chart referencing outstanding warrants as of June 30, 2012:

		Weighted-	Weighted- Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value

Outstanding at January 1, 2012	152,599	$0.001	1.8	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-

Outstanding at June 30, 2012	152,599	$0.001	1.3	$-

Exercisable at June 30, 2012	152,599	$0.001	1.3	$-

The following information applies to warrants outstanding and exercisable at June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise price	Shares	Term (in years)	Price	Shares	Price

$0.001	152,599	1.3	$0.001	152,599	$0.001

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

Results of Operations and Financial Condition for the three months and six months ended June 30, 2012, as compared to the three months and six months ended June 30, 2011

The Company had no active business operations for the three months and six months ended June 30, 2012 and June 30, 2011. Expenses consist of accounting, legal and filing fees. On March 2, 2012, the Company was divested by our former majority stockholder, One Bio, Corp (“ONE”) and according to the terms of the Stock Purchase Agreement executed between the willing parties, all the debts of the Company as of the closing date were assumed by ONE. As a result, the Company recorded $178,589 as a gain from extinguishment of debt.

Liquidity and capital resources

The Company had no active business operations for the three months and six months ended June 30, 2012. Accordingly, the Company had no liquidity and capital resources for those periods.

Critical Accounting Policies

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the reporting period end, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of theSarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 20th day of August, 2012.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: August 20, 2012	By:	/s/ Jordan Weingarten
Jordan Weingarten President and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)