Form 10-Q
period 2012-09-30
Green Planet Bio Engineering Co. Ltd.
filed 2012-11-14
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of common stock outstanding as of November 8, 2012 was 20,006,402.

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

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Balance Sheets
(Stated in US Dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$-	$668
Prepaid expenses	1,425	-

TOTAL ASSETS	$1,425	$668

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$603	$47,494
Other payables and accrued liabilities	5,000	15,000
Amount due to a related party	18,413	116,095

TOTAL LIABILITIES	24,016	178,589

STOCKHOLDERS’ DEFICIT

Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at September 30, 2012 and December 31, 2011
Issued and outstanding: None at September 30, 2012 and December 31, 2011	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at September 30, 2012 and December 31, 2011
Issued and outstanding: 20,006,402 shares at September 30, 2012 and December 31, 2011
	20,006	20,006
Additional paid-in-capital	431,025	431,025
Accumulated deficit	(473,622)	(628,952)

TOTAL STOCKHOLDERS’ DEFICIT	(22,591)	(177,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,425	$668

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Statements of Income
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Administrative expenses	$(6,821)	$(620)	$(23,259)	$(13,334)
Gain from extinguishment of debt	-	-	178,589	-

Income (loss) before taxes	(6,821)	(620)	155,330	(13,334)
Provision for income taxes	-	-	-	-

Net income (loss)	$(6,821)	$(620)	$155,330	$(13,334)

Earnings per share
-Basic	$0.00	$0.00	0.01	$0.00
-Diluted	$0.00	$0.00	0.01	$0.00

Weighted average number of shares outstanding
-Basic	20,006,402	20,006,402	20,006,402	20,006,402
-Diluted	20,159,001	20,159,001	20,159,001	20,159,001

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Nine months ended
	September 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$155,330	$(13,334)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain from extinguishment of debt	(178,589)	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,425)	-
Accounts payable	603	-
Other payables and accrued liabilities	5,000	-
Amount due to a related party	18,413	13,334

Net cash flows used by operating activities	(668)	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash	(668)	-
Cash and cash equivalents – beginning of period	668	668

Cash and cash equivalents – end of period	$-	$668

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Common stock

The Company is authorized to issue 250 million shares of common stock with a par value of $0.001 per share. During the three months ended September 30, 2012, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the three and nine months ended September 30, 2012 and 2011.

There was no warrants activity during the nine months ended September 30, 2012. See below chart referencing outstanding warrants as of September 30, 2012:

		Average	Weighted- Weighted- Remaining Exercise	Average Aggregate Contractual Intrinsic
	Shares	Price	Term (in years)	Value

Outstanding at January 1, 2012	152,599	$0.001	1.8	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-

Outstanding at September 30, 2012	152,599	$0.001	1.0	$-

Exercisable at September 30, 2012	152,599	$0.001	1.0	$-

The following information applies to warrants outstanding and exercisable at September 30, 2012:

	Warrants Outstanding			Warrants Exercisable

Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise price	Shares	Term (in years)	Price	Shares	Price

$ 0.001	152,599	1.0	$ 0.001	152,599	$ 0.001

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

Results of Operations and Financial Condition for the three months and nine months ended September 30, 2012, as compared to the three months and nine months ended September 30, 2011

The Company had no active business operations for the three months and nine months ended September 30, 2012 and September 30, 2011. Expenses consist of accounting, legal and filing fees. On March 2, 2012, the Company was divested by our former majority stockholder, One Bio, Corp (“ONE”) and according to the terms of the Stock Purchase Agreement executed between the willing parties, all the debts of the Company as of the closing date were assumed by ONE. As a result, the Company recorded $178,589 as a gain from extinguishment of debt.

Liquidity and capital resources

The Company had no active business operations for the three months and nine months ended September 30, 2012. Accordingly, the Company had no liquidity and capital resources for those periods.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 14th day of November, 2012.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: November 14, 2012	By:	/s/ Jordan Weingarten
Jordan WeingartenPresident and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)