Form 10-K
period 2012-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2013-04-16
CIK 1392449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-K
_______________________
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from___________to___________

Commission file number 000-52622

GREEN PLANET BIOENGINEERING CO., LTD.
(Exact Name of Registrant as Specified in its charter)

Delaware	37-1532842
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

19950 West Country Club Drive, Suite 100, Aventura, Florida	33180
(Address of Principal Executive Offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑  No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $44,930 based on the closing sale price of common stock on June 30, 2012. The number of shares of common stock outstanding as of April 8, 2013 was 20,006,402.

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

In March 2012, the Company became a wholly owned subsidiary of Global Funds Holdings Corp. (“Global Funds”) an Ontario, Canada corporation.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

None

ITEM 3.     LEGAL PROCEEDINGS

The Company has an ongoing contract dispute with a former vendor who filed a lawsuit in Chicago, IL against the Company for non-payment of legal fees in the amount of $69,392. The Company does not believe the claim to be founded and intends to vigorously contest such claim.

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

The following table shows, for each quarter of fiscal 2012 and 2011 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Report.

	2012		2011
Quarter Ended	High	Low	High	Low

Fourth Quarter	$0.03	$0.03	$0.10	$0.10
Third Quarter	0.10	0.10	0.10	0.10
Second Quarter	0.03	0.03	0.10	0.10
First Quarter	0.03	0.03	0.10	0.10

We have never declared or paid any cash dividends on our common stock.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

On March 12, 2012, the Company was divested by our former majority stockholder, One Bio, Corp (“ONE”) and in accordance with the terms of the Stock Purchase Agreement between ONE and Global Funds, all the debts of the Company as of the closing date were assumed by ONE. Accordingly, the Company recorded $178,589 as a capital contribution resulting from the extinguishment of related party payable.

Liquidity and Capital Resources

The Company had no active business operation during the year. Accordingly, all the Company’s cash flow needs for 2012 were provided solely by a related company of Global Funds to pay expenses necessary as a public company.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted (“GAAP”) in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon historical experience, current trends and other factors.  As such, actual results could differ from our estimates and such differences could be material.  We have identified below the critical accounting policies which are assumptions made by management about matters that are uncertain and are of critical importance in the presentation of our financial position, results of operations and cash flows.  On a regular basis, we review our accounting policies and how they are applied and disclosed in the financial statements.

Significant Estimates

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

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

None

ITEM 8.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Green Planet Bioengineering Co., Ltd

We have audited the accompanying balance sheet of Green Planet Bioengineering Co., Ltd (hereinafter referred to as “the Company”) as of December 31, 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Planet Bioengineering Co., Ltd as of December 31, 2012 and the results of their operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has operating and liquidity concerns. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman LLP
New York, New York
April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Board of Directors and Stockholders
Green Planet Bioengineering Co., Ltd
Aventura, Florida

We have audited the accompanying balance sheet of Green Planet Bioengineering Co., Ltd as of December 31, 2011 and the related statements of income and stockholders’ equity, and cash flows for the year in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ BDO China Dahua CPA Co., Ltd

Shenzhen, Peoples Republic of China
April 3, 2012

Green Planet Bioengineering Co., Ltd
Balance Sheets
(Stated in US Dollars)

	December 31,	December 31,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$-	$668

TOTAL CURRENT ASSETS	$-	$668

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$179	$47,494
Accrued liabilities	17,500	15,000
Amount due to a related company	25,145	116,095

TOTAL CURRENT LIABILITIES	42,824	178,589

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at December 31, 2012 and December 31, 2011
Issued and outstanding:
None at December 31, 2012 and December 31, 2011	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at December 31, 2012 and December 31, 2011
Issued and outstanding: 20,006,402 shares at December 31, 2012 and December 31, 2011	20,006	20,006
Additional paid-in-capital	609,614	431,025
Accumulated deficit	(672,444)	(628,952)

TOTAL STOCKHOLDERS’ DEFICIT	(42,824)	(177,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$668

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Operations
(Stated in US Dollars)

	Year ended December 31,
	2012	2011

Administrative expenses	$(43,492)	$(22,613)

Loss before income tax	(43,492)	(22,613)
Provision for income taxes	-	-

Net loss	$(43,492)	$(22,613)

Earnings per share
-Basic and diluted	$-	$-

Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2012	2011

Cash flows from operating activities
Net loss	$(43,492)	$(22,613)
Changes in operating assets and liabilities:
Accounts payable	179	(41,006)
Accrued liabilities	17,500	12,277
Amount due to a related company	25,145	51,342

Net cash flows used in operating activities	(668)	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(668)	-
Cash and cash equivalents – beginning of year	668	668

Cash and cash equivalents – end of year	$-	$668

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Changes in Stockholders’ Deficit
(Stated in US Dollars)

	Preferred Stock		Common Stock		Additional
	Number		Number		paid-in	Accumulated
	of shares	Amount	of shares	Amount	capital	deficit	Total

Balance, December 31, 2010	-	$-	20,006,402	$20,006	$431,025	$(606,339)	$(155,308)

Net loss	-	-	-	-	-	(22,613)	(22,613)

Balance, December 31, 2011	-	$-	20,006,402	$20,006	$431,025	$(628,952)	$(177,921)

Forgiveness of related party payable	-	-	-	-	178,589	-	178,589

Net loss	-	-	-	-	-	(43,492)	(43,492)

Balance, December 31, 2012	-	$-	20,006,402	$20,006	$609,614	$(672,444)	$(42,824)

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Notes to the Financial Statements

1. General Information

Mondo Acquisition II, Inc. was incorporated in the State of Delaware on October 30, 2006 and the name was changed to Green Planet Bioengineering Co., Ltd. (“Company”) on October 2, 2008. In October 2008, the Company acquired Elevated Throne Overseas Ltd, incorporated in British Virgin Islands, and its subsidiaries (“Elevated Throne”) and operated the business in the agritech sector in the People’s Republic of China. The Company divested Elevated Throne to One Bio, Corp. (“ONE”) on April 14, 2010.

In March 2012, the Company became a wholly owned subsidiary of Global Funds Holdings Corp. (“Global Funds”) an Ontario, Canada corporation.

2. Summary of Significant Accounting Policies

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the years reported.  Actual results could differ from those estimates.  Significant items that require estimates were accruals of liabilities.

Cash and Cash Equivalents
Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  Balances of cash and cash equivalents in financial institutions may at times exceed the government-insured limits.

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes” under which deferred tax assets and liabilities are determined based on temporary differences between accounting and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.  Any interest and penalties are expensed in the year that the Notice of Assessment is received. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Basic EPS was calculated using the average number of shares outstanding, which is 20,006,402 for both 2012 and 2011.  For the years ended December 31, 2012 and 2011, the calculation excludes 152,599 outstanding warrants because they would be anti-dilutive.

2. Summary of Significant Accounting Policies – continued

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

Recent Changes in Accounting Standards
A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.

3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a public reorganized shell corporation and has no current business activity. The Company’s ability to continue as a going concern is dependent on continued support from Global Funds, the majority stockholder.

4. Amount Due to a Related Company

The Company relies on a related company to advance funds to fund its operating expenses. The amounts advanced are interest-free, unsecured and are repayable upon demand.

5. Preferred Stock

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

The Company does not have any issued shares of the preferred stock as of December 31, 2012 and 2011.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the years ended December 31, 2012 and 2011.

There was no warrants activity during the year ended December 31, 2012. See chart below referencing outstanding warrants as of December 31, 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	152,599	$0.001	1.8	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-

Outstanding at December 31, 2012	152,599	$0.001	0.8	$-

Exercisable at December 31, 2012	152,599	$0.001	0.8	$-

The fair value of the above warrants at the date of grant in October 2008 was determined using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 3.61%, volatility of 60%, zero expected dividends and expected life of 5 years.

The following information applies to warrants outstanding and exercisable at December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise price	Shares	Term (in years)	Price	Shares	Price

$0.001	152,599	0.8	$0.001	152,599	$0.001

7. Income Tax

As of December 31, 2012, the Company had net operating loss carry forwards of $228,631 that may be available to reduce future years’ taxable income through 2032 if not limited. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Federal income tax benefit attributable to:
Net loss	$14,787	$7,688
Less: valuation allowance	(14,787)	(7,688)

Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$228,631	$213,844
Less: valuation allowance	(228,631)	(213,844)

Net deferred tax asset	$-	$-

The valuation allowance increased $14,787 from December 31, 2011 to December 31, 2012.

The Company complies with the provisions of FASB ASC 740-10 in accounting for its uncertain tax positions. ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes a limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability.  Since a change in ownership occurred during 2012, Management has determined that the Company has an uncertain tax position associated with its ability to use net operating losses incurred prior to March 12, 2012.  However, no recognition is required as this is a limitation of the Company's ability to use historical net operating losses against net income in future years.

8. Legal Proceedings

The Company has an ongoing contract dispute with a former vendor who filed a lawsuit in Chicago, IL against the Company for non-payment of legal fees in the amount of $69,392. The Company does not believe the claim is founded and intends to vigorously contest such claim.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the financial year end.  Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and did not note any material weakness.

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

As of December 31, 2012 and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at December 31, 2012 there were no material weakness and concluded that the internal control over financial reporting was effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Term

Jordan Weingarten	23	President and Director	March 2012 to present

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2012 and 2011.

Code of Ethics
The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The Company did not pay any compensation to its executive officers for the years ended December 31, 2010 to 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number	%(2)

Global Funds Holdings Corp	18,508,733	92
_______________
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

(2)	Based upon 20,006,402 shares of common stock and 152,599 warrants issued and outstanding as of December 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships
None

Related Transactions
All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements was $12,500 and $15,000 respectively.

The aggregate fees billed for each of the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-Q’s was approximately $15,000 and $5,000 respectively.

Audit Related Fees
None

Tax Fees
The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for tax services of the Company’s annual tax filing was $7,500 and $7,500 respectively

All Other Fees
None

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 16th day of April, 2013.

Green Planet Bioengineering Co., Ltd

By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer
and Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 16, 2013	By:	/s/ Jordan Weingarten
Jordan Weingarten
President and Director