Form 10-Q
period 2013-03-31
Green Planet Bio Engineering Co. Ltd.
filed 2013-05-20
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of common stock outstanding as of May 10, 2013 was 20,006,402.

i

INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions under Regulation S-X of the Securities and Exchange Commission (“SEC”) Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2012.

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

ii

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Balance Sheets
(Stated in US Dollars)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS / TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$179	$179
Accrued liabilities	22,059	17,500
Amount due to a related party	25,145	25,145

TOTAL CURRENT LIABILITIES / TOTAL LIABILITIES	47,383	42,824

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at March 31, 2013 and December 31, 2012
Issued and outstanding: 0 shares at March 31, 2013 and December 31, 2012	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at March 31, 2013 and December 31, 2012
Issued and outstanding: 20,006,402 shares at March 31, 2013 and December 31, 2012	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(677,003)	(672,444)

TOTAL STOCKOLDERS’ DEFICIT	(47,383)	(42,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Statements of Income
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2013	2012
		As Restated
Administrative expenses	$(4,559)	$(6,959)

Loss before income taxes	(4,559)	(6,959)
Provision for income taxes	-	-

Net loss	(4,559)	(6,959)

Earnings per share
-Basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2013	2012
		As Restated
Cash flows from operating activities
Net loss	$(4,559)	$(6,959)
Changes in operating assets and liabilities:
Accounts payable	-	308
Accrued liabilities	4,559	5,983
Net cash flows used in operating activities	-	(668)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	-	(668)
Cash and cash equivalents – beginning of period	-	668

Cash and cash equivalents – end of period	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Notes to the Financial Statements
(Unaudited)
1.Organization

Mondo Acquisition II, Inc. was incorporated in the State of Delaware on October 30, 2006 and changed the name to Green Planet Bioengineering Co., Ltd. (“Company”) on October 2, 2008. In October 2008, the Company acquired Elevated Throne Overseas Ltd, incorporated in British Virgin Islands, and its subsidiaries which was subsequently divested to One Bio, Corp (“ONE”) on April 14, 2010.

In March 2012, the Company became a subsidiary of Global Fund Holdings Corp. an Ontario, Canada corporation.

2. Summary of significant accounting policies

Basis of Presentation
The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended December 31, 2012. Interim results are not necessarily indicative of the results for a full year.

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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes” under which deferred tax assets and liabilities are determined based on temporary differences between accounting and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts

In accordance with FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”, the Company adopted a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The Company’s policy is to classify income tax assessments, if any, for interest in interest expense and for penalties in administrative expenses. Any interest and penalties associated with an assessment are expensed in the year that a notice is received.

Recent Changes in Accounting Standards
Management does not believe that any of the recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Reclassifications
Certain amounts for prior periods have been reclassified to conform to current period’s financial statement presentation. See Note 6.

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

Common stock
The Company is authorized to issue 250 million shares of common stock with a par value of $0.001 per share. During the three months ended March 31, 2013, the Company did not issue any shares of common stock or warrants.

5. Stock-based compensation

There were no non-cash stock-based compensation recognized for the three months ended March 31, 2013 and 2012.

There was no warrant activity during the three months ended March 31, 2013. See table below for outstanding warrants as of March 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	152,599	$0.001	0.80	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-

Outstanding at March 31, 2013	152,599	$0.001	0.55	$-

Exercisable at March 31, 2013	152,599	$0.001	0.55	$-

The fair value of the above warrants at the date of grant in October 2008 was determined using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 3.61%, volatility of 60%, zero expected dividends and expected life of 5 years.

The following information applies to warrants outstanding and exercisable as of  March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Exercise price	Shares	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.001	152,599	0.55	$0.001	152,599	$0.001

6.  Restatement

During March 2012, the Company became a subsidiary of Global Fund Holdings, Corp.  In connection with this transaction, the balance that was recorded on the books as loans from the original parent company or its subsidiaries was forgiven.  As a result, the Company recorded this as a gain on debt extinguishment of $178,589 in March 2012.

During the fourth quarter of 2012, the Company subsequently reclassified this gain as a capital contribution  and has updated the Statement of Operations for the three months ended March 31, 2012 and the related Statement of Cash Flows as of March 31, 2012 to reflect this reclassification as follows:

Statement of Operations – For the Three Months Ended March 31, 2012

	As Originally Reported	As Restated

Administrative expenses	$(6.959)	$(6,959)
Gain from extinguishment of debt	178,589	-

Income (loss) before income taxes	171,630	(6,959)

Statement of Cash Flows for the Three Months Ended March 31, 2012

Net income (loss)	$171,630	$(6,959)
Adjustments to reconcile net income to net cash used by operating activities:
Gain from extinguishment of debt	(178,589)	-
Changes in operating assets and liabilities:
Accounts payable	308	308
Accrued liabilities	5,983	5,983

Net cash flows used in operating activities	$(668)	$(668)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012

The Company had no active business operations for the periods ended March 31, 2013 and March 31, 2012. Expenses consist of accounting, legal and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three months ended March 31, 2013. Accordingly, the Company had no liquidity and capital resources for the period.

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

Market Risks

There has been no material change in market risks since our last Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

31         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32         Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 20th day of May, 2013.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: May 20, 2013	By:	/s/ Jordan Weingarten
Jordan WeingartenPresident and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)