Form 10-Q
period 2013-09-30
Green Planet Bio Engineering Co. Ltd.
filed 2013-11-14
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________ to ____________

Commission file number 000-52622

GREEN PLANET BIOENGINEERING CO., LTD.
(Exact Name of Registrant as Specified in its charter)

Delaware	37-1532842
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19950 West Country Club Drive,
Suite 100,Aventura, Florida	33180
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of November 3, 2013 was 20,006,402.

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

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$928	$179
Accrued liabilities	10,000	17,500
Amount due to a related party	54,493	25,145

TOTAL LIABILITIES	65,421	42,824

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at September 30, 2013 and December 31, 2012
Issued and outstanding: None at September 30, 2013 and December 31, 2012	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at September 30, 2013 and December 31, 2012
Issued and outstanding: 20,006,402 shares at September 30, 2013 and December 31, 2012	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(695,041)	(672,444)

TOTAL STOCKHOLDERS’ DEFICIT	(65,421)	(42,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
				As Restated

Administrative expenses	$11,449	$6,821	$22,597	23,259

Loss before taxes	11,449	6,821	22,597	23,259
Provision for income taxes	-	-	-	-

Net loss	$11,449	$6,821	$22,597	$23,259

Earnings per share
-Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402	20,006,402	20,006,402

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30,
	2013	2012
		As Restated

Cash flows from operating activities
Net loss	$(22,597)	(23,259)
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,425)
Accounts payable	749	603
Accrued liabilities	(7,500)	5,000
Amount due to a related party	29,348	18,413

Net cash flows used by operating activities	-	(668)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash	-	(668)
Cash and cash equivalents – beginning of period	-	668

Cash and cash equivalents – end of period	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Earnings per share
Earnings (loss) per common share is reported in accordance with ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings for all entities with complex capital structures.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. At September 30, 2013 the Company excluded 152,599 outstanding warrants that were anti-dilutive.

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

Common stock
The Company is authorized to issue 250 million shares of common stock with a par value of $0.001 per share. During the nine months ended September 30, 2013, the Company did not issue any shares of common stock or warrants.

5. Stock-based compensation

There was no non-cash stock-based compensation recognized for the three and nine months ended September 30, 2013 and 2012.

There was no warrant activity during the nine months ended September 30, 2013. See below chart referencing outstanding warrants as of September 30, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	152,599	$0.001	0.8	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-
			-
Outstanding at September 30, 2013	152,599	$0.001	0.5	$-

Exercisable at September 30, 2013	152,599	$0.001	0.5	$-

The fair value of the above warrants at the date of grant in October 2008 was determined using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 3.61%, volatility of 60%, zero expected dividends and expected life of 5 years.

The following information applies to warrants outstanding and exercisable at September 30, 2013:

	Warrants Outstanding			Warrants Exercisable

Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise price	Shares	Term (in years)	Price	Shares	Price

$0.001	152,599	0.5	$0.001	152,599	$0.001

6.  Restatement

During March 2012, the Company became a subsidiary of Global Fund Holdings, Corp.  In connection with this transaction, the balance that was recorded on the books as loans from the original parent company or its subsidiaries was forgiven.  As a result, the Company recorded this as a gain on debt extinguishment of $178,589 in March 2012.

During the fourth quarter of 2012, the Company subsequently reclassified this gain as a capital contribution  and has updated the Statement of Operations for the nine months ended September 30, 2012 and the related Statement of Cash Flows as of September 30, 2012 to reflect this reclassification as follows:

Statement of Operations – For the nine months ended September 30, 2012

	As Originally	As
	Reported	Restated

Administrative expenses	$(23,259)	$(23,259)
Gain from extinguishment of debt	178,589	-

Income (loss) before income taxes	155,330	(23,259)

Statement of Cash Flows for the nine months ended September 30, 2012

Net income (loss)	$155,330	$(23,259)
Adjustments to reconcile net income to net cash used by operating activities:
Gain from extinguishment of debt	(178,589)	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,425)	(1,425)
Accounts payable	603	603
Accrued liabilities	5,000	5,000
Amount due to a related party	18,413	18,413

Net cash flows used by operating activities	(668)	(668)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview
The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three months and nine months ended September 30, 2013, as compared to the three months and nine months ended September 30, 2012.

The Company had no active business operations for the three months and nine months ended September 30, 2013 and September 30, 2012. Expenses consist of accounting, legal and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three months and nine months ended September 30, 2013. Accordingly, the Company had no liquidity and capital resources for those periods.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   RESERVED

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 14th day of November, 2013.

Dated: November 14, 2013	By:	/s/ Jordan Weingarten
Jordan Weingarten
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)