Form 10-K
period 2013-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2014-04-15
CIK 1392449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-K
_______________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $74,883 based on the closing sale price of common stock on June 30, 2013. The number of shares of common stock outstanding as of June 30, 2013 was 20,006,402.

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

The following table shows, for each quarter of fiscal 2013 and 2012 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Report.

	2013		2012
	High	Low	High	Low
Quarter Ended
Fourth Quarter	$0.03	$0.03	$0.03	$0.03
Third Quarter	0.03	0.03	0.10	0.10
Second Quarter	0.03	0.03	0.03	0.03
First Quarter	0.03	0.03	0.03	0.03

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

Liquidity and Capital Resources

The Company had no active business operation during the year. Accordingly, all the Company’s cash flow needs for 2013 were provided solely by a related company of Global Funds to pay expenses necessary as a public company.

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

None

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Green Planet Bioengineering Co., Ltd

We have audited the accompanying balance sheets of Green Planet Bioengineering Co., Ltd (hereinafter referred to as “the Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Planet Bioengineering Co., Ltd as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the year ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States.

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

/s/ Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman, LLP
New York, New York
April 14, 2014

Green Planet Bioengineering Co., Ltd
  Balance Sheets
  (Stated in US Dollars)

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities	$1,459	$179
Accounts payable	21,281	17,500
Accrued liabilities	54,493	25,145
Amount due to a related company

TOTAL CURRENT LIABILITIES	77,233	42,824

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at December 31, 2013 and December 31, 2012
Issued and outstanding:
None at December 31, 2013 and December 31, 2012	-	-

Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at December 31, 2013 and December 31, 2012
Issued and outstanding: 20,006,402 shares at December 31, 2013 and December 31, 2012	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(706,853)	(672,444)

TOTAL STOCKHOLDERS’ DEFICIT	(77,233)	(42,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Financial Statements

  Green Planet Bioengineering Co., Ltd
  Statements of Operations
  (Stated in US Dollars)

	Year ended December 31,
	2013	2012
Administrative expenses	$(34,409)	$(43,492)

Loss before income tax	(34,409)	(43,492)
Provision for income taxes	-	-

Net loss	$(34,409)	$(43,492)

Earnings per share
-Basic and diluted	$-	$-

Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(34,409)	$(43,492)
Changes in operating assets and liabilities:
Accrued Payable	1,281	179
Accrued liabilities	3,780	17,500
Amount due to a related company	29,348	25,145

Net cash flows used in operating activities	(0)	(668)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(0)	(668)
Cash and cash equivalents – beginning of year	-	668

Cash and cash equivalents – end of year	$-	$0

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Changes in Stockholders’ Deficit
(Stated in US Dollars)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total

Balance, December 31, 2011	-	$-	20,006,402	$20,006	$431,025	$(628,952)	$(177,921)

Forgiveness of related party payable	-	-	-	-	178,589	-	178,589

Net loss	-	-	-	-	-	(43,492)	(43,492)

Balance, December 31, 2012	-	$-	20,006,402	$20,006	$609,614	$(672,444)	$(42,824)

Net loss	-	-	-	-	-	(34,409)	(34,409)

Balance, December 31, 2013	-	$-	20,006,402	$20,006	$609,614	$(706,853)	$(77,233)

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

Basic and diluted EPS was calculated using the average number of shares outstanding, which is 20,006,402 for 2013. Basic EPS was 20,006,402 and diluted EPS includes both the average number of shares and warrants outstanding, which was 20,006,402 and 127,165, respectively, for 2013 and 20,006,402 and 152,599 respectively, for 2012. Since the warrants were considered anti-dilutive, the basic and diluted EPS was 20,006,402 for 2013 and 2012.

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

The Company does not have any issued shares of the preferred stock as of December 31, 2013 and 2012.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the years ended December 31, 2013 and 2012.

There was no warrants activity during the year ended December 31, 2013. See chart below referencing outstanding warrants as of December 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	152,599	$0.001	0.8	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	(152,299)	(0.001)	(0.8)	-

Outstanding at December 31, 2013	0	$0.000	0	$-

Exercisable at December 31, 2013	0	$0.000	0	$-

The fair value of the above warrants at the date of grant in October 2008 was determined using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 3.61%, volatility of 60%, zero expected dividends and expected life of 5 years.  As of December 31, 2013, all warrants have expired.

7. Income Tax

As of December 31, 2013, the Company had net operating loss carry forwards of $236,494 that may be available to reduce future years’ taxable income through 2033 if not limited. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Federal income tax benefit attributable to:
Net loss	$11,699	$14,787
Less: valuation allowance	(11,699)	(14,787)

Net provision for Federal income taxes	$-	$-

 The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Deferred tax asset attributable to:
Net operating loss carryover	$240,330	$228,631
Less: valuation allowance	(240,330)	(228,631)

Net deferred tax asset	$-	$-

The valuation allowance increased to $11,699 from December 31, 2012 to December 31, 2013.

Due to the change in ownership in March 2012, the net operating loss carry forwards as of December 31, 2011 of $213,844 may be subject to limitations in accordance with Sec 382 of the provisions of the Tax Reform Act of 1986 for Federal income tax purposes.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

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

As of December 31, 2013 and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at December 31, 2013 there were no material weakness and concluded that the internal control over financial reporting was effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the year, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Generally, each of our directors is elected to a term of one year and serves until his or her successor is elected and qualified. The Directors and Officers of the Company are as follows:

Name	Age	Position	Term
Jordan Weingarten	24	President and Director	March 2012 to present

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2013 and 2012.

Code of Ethics
The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The Company did not pay any compensation to its executive officers for the years ended December 31, 2010 to 2013.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
 STOCKHOLDER MATTERS

	Shares of Common Stock Beneficially Owned (1)

Name of Beneficial Owner	Number	%(2)
Global Funds Holdings Corp	18,508,733	92
________________________________________________________________________________________________________________________________________________________________________________

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

(2)	Based upon 20,006,402 shares of common stock issued and outstanding as of December 31, 2013.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships
None

Related Transactions
All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements was $10,000 and $12,500 respectively.

The aggregate fees billed for each of the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-Q’s was approximately $15,000 and $15,000 respectively.

Audit Related Fees
None

Tax Fees
The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2013 and 2012 for professional services rendered by an outside accountant for tax services of the Company’s annual tax filing was $7,500 and $7,500 respectively.

All Other Fees
None

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

31.1          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32          Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 15th day of April, 2014.

Green Planet Bioengineering Co., Ltd

Date	By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer
and Principal Financial and Accounting
Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: April 15, 2014	By:	/s/ Jordan Weingarten
Jordan Weingarten
President and Director

DATE: April 15, 2014	By:	/s/ Jordan Weingarten
Jordan Weingarten
President