Form 10-Q
period 2014-03-31
Green Planet Bio Engineering Co. Ltd.
filed 2014-05-15
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions under Regulation S-X of the Securities and Exchange Commission (“SEC”) Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2013.

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

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Balance Sheets
(Stated in US Dollars)

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS / TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$1,459	$1,459
Accrued liabilities	21,299	21,281
Amount due to a related party	64,592	54,493

TOTAL CURRENT LIABILITIES / TOTAL LIABILITIES	87,350	77,233

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share Authorized: 10,000,000 shares at March 31, 2014 and December 31, 2013 Issued and outstanding: 0 shares at March 31, 2014 and December 31, 2013	-	-
Common stock: par value of $0.001 per share Authorized: 250,000,000 shares at March 31, 2014 and December 31, 2013 Issued and outstanding: 20,006,402 shares at March 31, 2014 and December 31, 2013	20,006	20,006
Additional paid-in-capital	609,614	609,614
Retained earnings deficit	(716,970)	(706,853)

TOTAL STOCKOLDERS’ DEFICIT	(87,350)	(77,233)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Statements of Operations
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2014	2013

Administrative expenses	$(10,117)	$(4,559)

Loss before income taxes	(10,117)	(4,559)
Provision for income taxes	-	-

Net loss	(10,117)	(4,559)

Earnings per share
-Basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(10,117)	$(4,559)
Changes in operating assets and liabilities:
Accounts payable	-	-
Accrued liabilities	18	4,559
Amount due to a related party	10,099	-

Net cash flows used by operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of period	-	-

Cash and cash equivalents – end of period	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a public shell corporation and has no current business activity. The Company’s ability to continue as a going concern is dependent on continued support from Global Funds, the majority stockholder.

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

Common stock
The Company is authorized to issue 250 million shares of common stock with a par value of $0.001 per share. During the three months ended March 31, 2014, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There were no non-cash stock-based compensation recognized for the three months ended March 31, 2014 and 2013.

The value of the warrants at the date of grant in October 2008 was determined using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 3.61%, volatility of 60%, zero expected dividends and expected life of 5 years.  The warrants expired in October, 2013

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013

The Company had no active business operations for the periods ended March 31, 2014 and March 31, 2013. Expenses consist of accounting, legal and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three months ended March 31, 2014. Accordingly, the Company had no liquidity and capital resources for the period.

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

Market Risks

There has been no material change in market risks since our last Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 15th day of May, 2014.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: May 15, 2014	By:	//s/ Jordan Weingarten
Jordan Weingarten
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)