Form 10-Q
period 2014-09-30
Green Planet Bio Engineering Co. Ltd.
filed 2014-11-14
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________ to ____________

Commission file number 000-52622

GREEN PLANET BIOENGINEERING CO., LTD.
(Exact Name of Registrant as Specified in its charter)

Delaware	37-1532842
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

20807 Biscayne Blvd., Suite 203, Aventura, Florida	33180
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of November 13, 2014 was 20,006,402.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS / TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$2,078	$1,459
Other payables and accrued liabilities	5,000	21,281
Amount due to a related party	94,130	54,493

TOTAL CURRENT LIABILITIES / TOTAL LIABILITIES	101,208	77,233

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share,
Authorized: 10,000,000 shares at September 30, 2014 and December 31, 2013
Issued and outstanding : 0 shares at September 30, 2014 and December 31, 2013	-	-
Common stock : par value $0.001 per share
Authorized : 250,000,000 shares at September 30, 2014 and December 31, 2013
Issued and outstanding : 20,006,402 shares at September 30, 2014 and December 31, 2013	20,006	20,006
Additional paid-in capital	609,614	609,614
Retained earnings (deficit)	(730,828)	(706,853)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(101,208)	(77,233)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$0	$0

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.
Statements of Operations
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013

Administrative expenses		(8,295)		(11,449)		(23,975)		(22,597)
Other income		-		-		-		-

Loss before income taxes		(8,295)		(11,449)		(23,975)		(22,597)
Provision for income taxes		-		-		-		-

Net loss		$(8,295)		$(11,449)		$(23,975)		$(22,597)

Earnings per share
-Basic and Diluted	$	*	$	*	$	*	$	*

Weighted average number of shares outstanding:
- Basic and Diluted		20,006,402		20,006,402		20,006,402		20,006,402

* Less than $0.01

Green Planet Bioengineering Co., Ltd.
Statements of Cash Flows
(Unaudited)

	Period ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(23,975)	$(22,597)
Changes in operating assets and liabilities :
Accounts payable	618	749
Other payables and accrued liabilities	(16,281)	(7,500)
Amount due to a related party	39,638	29,348

Net cash flows used by operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-

Cash and cash equivalents - end of period	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Common stock

The Company is authorized to issue 250 million shares of common stock with a par value of $0.001 per share. During the nine months ended September 30, 2014, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There were no non-cash stock-based compensation recognized for the nine months ended September 30, 2014 and 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013

The Company had no active business operations for the periods ended September 30, 2014 and September 30, 2013. Expenses consist of accounting, legal and filing fees.

Liquidity and capital resources

The Company had no active business operations for the nine months ended September 30, 2014. Accordingly, the Company had no liquidity and capital resources for the period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 13th day of November, 2014.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: November 13, 2014	By:	/s/ Jordan Weingarten
Jordan Weingarten
President and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)