Form 10-Q
period 2015-09-30
Green Planet Bio Engineering Co. Ltd.
filed 2015-11-16
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of common stock outstanding as of November 16, 2015 was 20,006,402.

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

ii

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
TOTAL CURRENT ASSETS / TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$5,700	$183
Accrued liabilities	5,725	12,799
Amount due to a related party	124,887	101,763
TOTAL CURRENT LIABILITIES / TOTAL LIABILITIES	136,312	114,745
STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at September 30, 2015 and December 31, 2014
Issued and outstanding: 0 shares at September 30, 2015 and December 31, 2014	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at September 30, 2015 and December 31, 2014
Issued and outstanding: 20,006,402 shares at September 30, 2015 and
December 31, 2014	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(765,932)	(744,365)
TOTAL STOCKOLDERS’ DEFICIT	(136,312)	(114,745)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014

Administrative expenses		$(11,385)		$(8,295)		$(21,567)		$(23,975)
Loss before income taxes		(11,385)		(8,295)		(21,567)		(23,975)
Provision for income taxes		-		-		-		-
Net loss		$(11,385)		$(8,295)		$(21,567)		$(23,975)

Earnings per share
-Basic and diluted	$	*	$	*	$	*	$	*

Weighted average number of shares outstanding
-Basic and diluted		20,006,402		20,006,402		20,006,402		20,006,402

*  Less than $.01, per share
See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(21,567)	$(23,975)
Changes in operating assets and liabilities:
Accounts payable	5,517	618
Accrued liabilities	(7,074)	(16,281)
Amount due to a related party	23,124	39,638

Net cash flows used by operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of period	-	-
Cash and cash equivalents – end of period	$-	$-
Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Common stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the nine months ended September 30, 2015, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the nine months ended September 30, 2015 and 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014

The Company had no active business operations for the periods ended September 30, 2015 and September 30, 2014. Expenses consist of accounting, legal and filing fees.

Liquidity and capital resources

The Company had no active business operations for the nine months ended September 30, 2015. Accordingly, the Company had no liquidity and capital resources for the period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of theSarbanes-Oxley Act of 2002
32         Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 16th day of November, 2015.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: November 16, 2015	By:	/s/ Jordan Weingarten
Jordan WeingartenPresident and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)