Form 10-K
period 2015-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2016-03-30
CIK 1392449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-K
_______________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $74,883 based on the closing sale price of common stock on June 30, 2015. The number of shares of common stock outstanding as of March 30, 2016 was 20,006,402.

ii

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

In March 2012, the Company became a wholly owned subsidiary of Global Funds Holdings Corp. (“Global Funds”) an Ontario, Canada corporation.

The Company operates as a public reorganized shell corporation with the purpose to acquire or merge with an existing business operation. The Company's activities are subject to significant risks and uncertainties, as their ability to implement and execute future business plans and generate sufficient business revenue is directly influenced by their ability to secure adequate financing or find profitable business opportunities.

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

The following table shows, for each quarter of fiscal 2015 and 2014 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Report.

	2015		2014
Quarter Ended	High	Low	High	Low

Fourth Quarter	$0.03	$0.12	$0.11	$0.11
Third Quarter	0.11	0.11	0.11	0.11
Second Quarter	0.11	0.11	0.22	0.22
First Quarter	0.11	0.11	0.22	0.22

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

Liquidity and Capital Resources

The Company had no active business operation during the year. Accordingly, all the Company’s cash flow needs for 2015 were provided solely by a related company of Global Funds to pay expenses necessary as a public company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	6
Financial Statements:
Balance Sheets	7
Statements of Operations	8
Statements of Cash Flows	9
Statements of Changes in Stockholders’ Equity	10
Notes to the Financial Statements	11-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Green Planet Bioengineering Co., Ltd

We have audited the accompanying balance sheets of Green Planet Bioengineering Co., Ltd (hereinafter referred to as “the Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Planet Bioengineering Co., Ltd as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the year ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States.

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

/s/ Schulman Lobel Zand Katzen Williams & Blackman, LLP
New York, New York
March 30, 2016

Green Planet Bioengineering Co., Ltd
 Balance Sheets
(Stated in US Dollars)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$-	$-
TOTAL CURRENT ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$-	$183
Accrued liabilities	11,450	12,799
Amount due to a related company	136,311	101,763
TOTAL CURRENT LIABILITIES	147,761	114,745

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at December 31, 2015 and December 31, 2014
Issued and outstanding:
None at December 31, 2015 and December 31, 2014	-	-

Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at December 31, 2015 and December 31, 2014
Issued and outstanding: 20,006,402 shares at December 31, 2015 and December 31, 2014	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(777,381)	(744,365)
TOTAL STOCKHOLDERS’ DEFICIT	(147,761)	(114,745)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Operations
(Stated in US Dollars)

	Year ended December 31,
	2015		2014

Administrative expenses		$(33,016)		$(37,512)

Loss before income tax		(33,016)		(37,512)
Provision for income taxes		-		-

Net loss		$(33,016)		$(33,016)
Earnings per share
- Basic and diluted	$	*	$	*

Weighted average number of shares outstanding
- Basic and diluted		20,006,402		20,006,402

•	Less than $.01, per share

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(33,016)	$(37,512)
Changes in operating assets and liabilities:
Accrued payable	(183)	(1,277)
Accrued liabilities	(1,349)	(8,482)
Amount due to a related company	34,548	47,271
Net cash flows used in operating activities	(0)	(0)
Cash flows from investing activities	-	-
Cash flows from financing activities	-	-
Net decrease in cash and cash equivalents	(0)	(0)
Cash and cash equivalents – beginning of year	-	-
Cash and cash equivalents – end of year	$-	$-
Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Changes in Stockholders’ Deficit
(Stated in US Dollars)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total

Balance, December 31, 2012	-	$-	20,006,402	$20,006	$609,614	$(672,444)	$(42,824)

Net loss	-	-	-	-	-	(34,409)	(34,409)

Balance, December 31, 2013	-	$-	20,006,402	$20,006	$609,614	$(706,853)	$(77,233)

Net loss	-	-	-	-	-	(37,512)	(37,512)

Balance, December 31, 2014	-	$-	20,006,402	$20,006	$609,614	$(744,365)	$(114,745)

Net loss	-	-	-	-	-	(33,016)	(33,016)

Balance, December 31, 2015	-	$-	20,006,402	$20,006	$609,614	$(777,381)	$(147,761)

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

In March 2012, the Company became a wholly owned subsidiary of Global Funds Holdings Corp. (“Global Funds”) an Ontario, Canada corporation.

The Company operates as a public reorganized shell corporation with the purpose to acquire or merge with an existing business operation. The Company's activities are subject to significant risks and uncertainties, as their ability to implement and execute future business plans and generate sufficient business revenue is directly influenced by their ability to secure adequate financing or find profitable business opportunities.

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

Basic and diluted EPS was calculated using the average number of shares outstanding, which is 20,006,402 for 2015 and 2014. Basic EPS was 20,006,402 and diluted EPS includes both the average number of shares and warrants outstanding, which were all expired in December 2014.  Since the warrants were considered anti-dilutive, the basic and diluted EPS was 20,006,402 for 2015 and 2014.

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

The Company does not have any issued shares of the preferred stock as of December 31, 2015 and 2014.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the years ended December 31, 2015 and 2014.

7. Income Tax

As of December 31, 2015, the Company had net operating loss carry forwards of $264,309 that may be available to reduce future years’ taxable income through 2035 if not limited. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014
Federal income tax benefit attributable to:
Net loss	$11,225	$12,754
Less: valuation allowance	(11,225)	(12,754)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$264,309	$253,084
Less: valuation allowance	(264,309)	(253,084)
Net deferred tax asset	$-	$-

The valuation allowance increased by $11,225 from December 31, 2014 to December 31, 2015.

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

As of December 31, 2015 and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at December 31, 2015 there were no material weakness and concluded that the internal control over financial reporting was effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Term
Jordan Weingarten	26	President and Director	March 2012 to present

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2015 and 2014.

Code of Ethics
The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The Company did not pay any compensation to its executive officers for the years ended December 31, 2010 to 2015.

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

(2)	Based upon 20,006,402 shares of common stock issued and outstanding as of December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships
None

Related Transactions
All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements was $10,000 and $10,000 respectively.

The aggregate fees billed for each of the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-Q’s was $15,000 and $15,000 respectively.

Audit Related Fees
None

Tax Fees
The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the an outside accountant for tax services of the Company’s annual tax filing was  approximately $725 and $725 respectively.

All Other Fees
None

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 30th day of March, 2016.

Green Planet Bioengineering Co., Ltd

By:	/s/ Jordan Weingarten
Jordan Weingarten President (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2016	By:	/s/ Jordan Weingarten
Jordan Weingarten President and Director