Form 10-Q
period 2016-03-31
Green Planet Bio Engineering Co. Ltd.
filed 2016-05-13
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of common stock outstanding as of May 13, 2016 was 20,006,402.

INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions under Regulation S-X of the Securities and Exchange Commission (“SEC”) Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2015.

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

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
TOTAL CURRENT ASSETS / TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$-	$-
Accrued liabilities	$6,450	$11,450
Amount due to a related party	$147,303	$136,311
TOTAL CURRENT LIABILITIES / TOTAL LIABILITIES	$153,753	$147,761
STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at March 31, 2016 and December 31, 2015
Issued and outstanding: 0 shares at March 31, 2016 and December 31, 2015	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at March 31, 2016 and December 31, 2015
Issued and outstanding: 20,006,402 shares at March 31, 2016 and
31-Dec-15	$20,006	$20,006
Additional paid-in-capital	$609,614	$609,614
Accumulated deficit	$(783,373)	$(777,381)
TOTAL STOCKOLDERS’ DEFICIT	$(153,753)	$(147,761)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,
	2016		2015
Administrative expenses		$(5,992)		$(5,027)
Loss before income taxes		$(5,992)		$(5,027)
Provision for income taxes		-		-
Net loss		$(5,992)		$(5,027)

Earnings per share
Basic and diluted	$	*	$	*
Weighted average number of shares outstanding
Basic and diluted		$20,006,402		$20,006,402

* Less than $.01, per share

See Notes to the Condensed Financial Statements

 Green Planet Bioengineering Co., Ltd.
 Condensed Statements of Cash Flows
 (Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(5,992)	$(5,027)
Changes in operating assets and liabilities:
Accounts payable	-	$490
Accrued liabilities	$(5,000)	$(5,574)
Amount due to a related party	$10,992	$10,111
Net cash flows used by operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of period	-	-
Cash and cash equivalents – end of period	$-	$-
Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

In March 2012, the Company became a subsidiary of Global Fund Holdings Corp. (“Global Funds”) an Ontario, Canada Corporation.

The Company operates as a public organized shell corporation with the purpose to acquire or merge with an existing business operation.  The Company's activities are subject to significant risks and uncertainties, as their ability to implement and execute future business plans and generate sufficient business revenue is directly influenced by their ability to secure adequate financing or find profitable business opportunities.

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

Common stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the three months ended March 31, 2016, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the three months ended March 31, 2016 and 2015.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015

The Company had no active business operations for the periods ended March 31, 2016 and March 31, 2015. Expenses consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three months ended March 31, 2016. Accordingly, the Company had no liquidity and capital resources for the period.

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

Market Risks

There has been no material change in market risks since our last Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IIOTHER INFORMATION

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

None

ITEM 6.   EXHIBITS

31         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of theSarbanes-Oxley Act of 2002

32         Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 13th day of May, 2016.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: May 13, 2016	By:	/s/ Jordan Weingarten
Jordan Weingarten
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)