Form 10-Q
period 2016-09-30
Green Planet Bio Engineering Co. Ltd.
filed 2016-11-04
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares of common stock outstanding as of November 3, 2016 was 20,006,402.

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

ii

PART I
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
TOTAL CURRENT ASSETS / TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$5,700	$-
Accrued liabilities	5,000	11,450
Amount due to a related party	160,740	136,311
TOTAL CURRENT LIABILITIES / TOTAL LIABILITIES	$171,440	$147,761
STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at September 30, 2016 and December 31, 2015
Issued and outstanding: 0 shares at September 30, 2016 and December 31, 2015	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at September 30, 2016 and December 31, 2015
Issued and outstanding: 20,006,402 shares at September 30, 2016 and December 31, 2015	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(801,060)	(777,381)
TOTAL STOCKOLDERS’ DEFICIT	$(171,440)	$(147,761)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	-	-

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Administrative expenses	$(11,179)	$(11,385)	$(23,679)	$(21,567)
Loss before taxes	(11,179)	(11,385)	(23,679)	(21,567)
Provision for income taxes	-	-	-	-
Net loss	$(11,179)	$(11,385)	$(23,679)	$(21,567)
Earnings per share
-Basic and diluted	$*	$*	$*	$*
Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402	20,006,402	20,006,402

*
Less than $.01, per share

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(23,679)	$(21,567)
Changes in operating assets and liabilities:
Accounts payable	5,700	5,517
Accrued liabilities	(6,450)	(7,074)
Amount due to a related party	24,429	23,124
Net cash flows used by operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of period	-	-
Cash and cash equivalents – end of period	$-	$-
Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Common stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the nine months ended September 30, 2016, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the nine months ended September 30, 2016 and 2015.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015

The Company had no active business operations for the periods ended September 30, 2016 and September 30, 2015. Expenses consist of accounting, legal and filing fees.

Liquidity and capital resources

The Company had no active business operations for the nine months ended September 30, 2016. Accordingly, the Company had no liquidity and capital resources for the period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.
EXHIBITS

31      Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32       Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 3rd day of November, 2016.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: November 3, 2016	By:	/s/ Jordan Weingarten
Jordan Weingarten President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)