Form 10-K
period 2016-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2017-03-10
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-K
_______________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the Fiscal Year Ended December 31, 2016
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

Registrant’s Telephone Number, Including Area Code: (786) 279-2900

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $7,752 based on the closing sale price of common stock on June 30, 2016. The number of shares of common stock outstanding as of March 10, 2017 was 20,006,402.

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

The following table shows, for each quarter of fiscal 2016 and 2015 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Report.

	2016		2015
Quarter Ended	High	Low	High	Low

Fourth Quarter	$0.07	$0.011	$0.11	$0.012
Third Quarter	0.011	0.011	0.11	0.11
Second Quarter	0.04	0.011	0.11	0.11
First Quarter	0.05	0.007	0.11	0.11

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

Liquidity and Capital Resources

The Company had no active business operation during the year. Accordingly, all the Company’s cash flow needs for 2016 were provided solely by a related company of Global Funds to pay expenses necessary as a public company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.
FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	6
Financial Statements:
Balance Sheets	7
Statements of Operations	8
Statements of Cash Flows	9
Statements of Changes in Stockholders’ Deficit	10
Notes to the Financial Statements	11-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Green Planet Bioengineering Co., Ltd

We have audited the accompanying balance sheets of Green Planet Bioengineering Co., Ltd. as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two year period ended December 31, 2016. Green Planet Bioengineering Co., Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Planet Bioengineering Co., Ltd. as of December 31, 2016 and 2015, and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schulman Lobel Zand Katzen Williams & Blackman, LLP
New York, New York
March 10, 2017

Green Planet Bioengineering Co., Ltd
Balance Sheets
(Stated in US Dollars)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$-	$-
TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$-	$-
Accrued liabilities	11,500	11,450
Amount due to a related company	171,914	136,311
TOTAL CURRENT LIABILITIES	183,414	147,761

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at December 31, 2016 and December 31, 2015
Issued and outstanding:
None at December 31, 2016 and December 31, 2015	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at December 31, 2016 and December 31, 2015
Issued and outstanding: 20,006,402 shares at December 31, 2016 and December 31, 2015	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(813,084)	(777,381)
TOTAL STOCKHOLDERS’ DEFICIT	(183,414)	(147,761)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Operations
(Stated in US Dollars)

	Year ended December 31,
	2016	2015
Administrative expenses	$(35,653)	$(33,016)

Loss before income tax	(35,653)	(33,016)
Provision for income taxes	-	-

Net loss	(35,653)	(33,016)

Earnings per share
-Basic and diluted	$*	$*

Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402

* Less than $0.01 per share
See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2016	2015

Cash flows from operating activities
Net loss	$(35,653)	$(33,106)
Changes in operating assets and liabilities:
Accounts payable	-	(183)
Accrued liabilities	50	(1,349)
Amount due to a related company	35,603	35,548

Net cash flows used in operating activities	0	0

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	0	0
Cash and cash equivalents – beginning of year	-	-
Cash and cash equivalents – end of year	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Changes in Stockholders’ Deficit
(Stated in US Dollars)

	Preferred Stock		Common Stock		Additional
	Number		Number		paid-in	Accumulated
	of shares	Amount	of shares	Amount	capital	deficit	Total

Balance, December 31, 2014	-	$-	20,006,402	$20,006	$609,614	$(744,365)	$(114,745)
Net loss	-	-	-	-	-	$(33,016)	$(33,016)
Balance, December 31, 2015	-		20,006,402	$20,006	$609,614	$(777,381)	$(147,761)
Net Loss	-	-	-	-	-	$(35,653)	$(35,653)
Balance, December 31, 2016	-	$-	20,006,402	$20,006	$609,614	$(813,034)	$(183,414)

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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes” under which deferred tax assets and liabilities are determined based on temporary differences between accounting and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts. Any interest and penalties are expensed in the year that the Notice of Assessment is received. The Company’s practice is to recognize interest and/or penalties related to income tax matters as interest expense.

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

Basic and diluted EPS was calculated using the average number of shares outstanding, which is 20,006,402 for 2016 and 2015. Basic EPS was 20,006,402 and diluted EPS includes both the average number of shares and warrants outstanding, which were all expired in December 2014. Since the warrants were considered anti-dilutive, the basic and diluted EPS was 20,006,402 for 2016 and 2015.

2. Summary of Significant Accounting Policies – continued

Fair Value Measurements
FASB ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Investments measured and reported at fair value are classified and disclosed in one of the following hierarchy:

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

The Company does not have any issued shares of the preferred stock as of December 31, 2016 and 2015.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the years ended December 31, 2016 and 2015.

7. Income Tax

As of December 31, 2016, the Company had net operating loss carry forwards of $276,431 that may be available to reduce future years’ taxable income through 2035 if not limited. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2016 and December 31, 2015:

	December 31,	December 31,
	2016	2015
Federal income tax benefit attributable to:
Net loss	$12,122	$11,225
Less: valuation allowance	(12,122)	(11,225)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2016 and December 31, 2015:

	December 31,	December 31,
	2016	2015

Deferred tax asset attributable to:
Net operating loss carryover	276,431	264,309
Less: valuation allowance	(276,431)	(264,309)
Net deferred tax asset	-	-

The valuation allowance increased by $12,122 from December 31, 2015 to December 31, 2016.

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

As of December 31, 2016 and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that at December 31, 2016 there were no material weakness and concluded that the internal control over financial reporting was effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Generally, each of our directors is elected to a term of one year and serves until his or her successor is elected and qualified. The Directors and Officers of the Company are as follows:

Name	Age	Position	Term
Jordan Weingarten	27	President and Director	March 2012 to present

Mr. Weingarten graduated from York University with a degree in business administration. He is an executive with experience in financial controls, finance and global management. Amongst other assignments, Mr. Weingarten was financial control specialist at Trade Finance Solutions, Inc, a Canadian corporation, and was also involved in management at a global Polaroid Licensee. Mr. Weingarten also worked with international wholesalers and distributors of electronics and various other products. Based in Miami, Florida, Mr. Weingarten brings knowledge and experience of global economics, finances and cultural environment. The President & Director of Green Planet Bioengineering Co. Ltd. Is also a Director of the Related Party.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2016 and 2015.

Code of Ethics
The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The Company did not pay any compensation to its executive officers for the years ended December 31, 2011 to 2016.

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

(2)
Based upon 20,006,402 shares of common stock issued and outstanding as of December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships
None

Related Transactions
All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2016 and 2015 for professional services rendered by Schulman Lobel Zand Katzen Williams & Blackman LLP for the audit of the Company’s annual financial statements was $10,000 and $10,000 respectively.

The aggregate fees billed for each of the fiscal years ended December 31, 2016 and 2015 for professional services rendered by the principal accountant for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-Q’s was $15,000 and $15,000 respectively.

Audit Related Fees
None

Tax Fees
Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2016 and 2015, no tax fees were billed by Schulman Lobel.

Policy for Pre-Approval of Audit and Non-Audit Services

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent registered public accounting firm.

Our board of directors’ policy is to pre-approve all audit services and all non-audit services that our independent registered public accounting firm is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, our board of directors’ policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent registered public accounting firm.

All engagements of the independent registered public accounting firm to perform any audit services and non-audit services since that date have been pre-approved by our board of directors in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent registered public accounting firm to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by our board of directors in accordance with its normal functions.
.

All Other Fees
None

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

31.1
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 10th day of March, 2017.

Green Planet Bioengineering Co., Ltd Name

By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 10, 2017	By:	/s/ Jordan Weingarten
Jordan Weingarten