Form 10-Q
period 2017-03-31
Green Planet Bio Engineering Co. Ltd.
filed 2017-05-15
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

(786) 279-2900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No  ☐

The number of shares of common stock outstanding as of May 15, 2017 was 20,006,402.

i

INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions under Regulation S-X of the Securities and Exchange Commission (“SEC”) Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2016.

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

 FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “could,” “plans,” “estimates,” and similar language or negative of such terms. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

ii

PART I
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
TOTAL CURRENT ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$-	$-
Accrued liabilities	6,500	11,500
Amount due to a related party	183,024	171,914
TOTAL CURRENT LIABILITIES	189,524	183,414
STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at March 31, 2017 and December 31, 2016
Issued and outstanding: 0 shares at March 31, 2017 and December 31, 2016	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at March 31, 2017 and December 31, 2016
Issued and outstanding: 20,006,402 shares at March 31, 2017 and December 31, 2016	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(819,144)	(813,034)
TOTAL STOCKOLDERS’ DEFICIT	(189,524)	(183,414)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	-	-

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,
	2017	2016

Administrative expenses	$(6,110)	$(5,992)
Loss before income taxes	(6,110)	(5,992)
Provision for income taxes	-	-
Net loss	$(6,110)	$(5,992)
Earnings per share
-Basic and diluted	$*	$*
Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402

*
Less than $.01, per share

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)

Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(6,110)	$(5,992)
Changes in operating assets and liabilities:
Accounts payable	-
Accrued liabilities	(5,000)	(5,000)
Amount due to a related party	11,110	10,992
Net cash flows used by operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of period	-	-
Cash and cash equivalents – end of period	$-	$-
Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

2. Summary of Significant Accounting Policies – continued

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

Recent Changes in Accounting Standards
In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements-Going Concern." The provisions of ASU No.2014-15 require management to assess an entity’s liability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. audit standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require evaluation of every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt in not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company believes that the adoption of ASU No. 2014-15 does not have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

The company does not have any issued shares of the preferred stock as of March 31, 2017 and 2016.

Common stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the three months ended March 31, 2017, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the three months ended March 31, 2017 and 2016.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016

The Company had no active business operations for the periods ended March 31, 2017 and March 31, 2016. Expenses consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three months ended March 31, 2017. Accordingly, all the Company’s cash flow needs were provided by a related company.

Risk factors

The Company’s critical accounting policies are still being applied despite the fact that the Company has no ongoing business operations.

Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Critical Accounting Policies

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

Market Risks

There has been no material change in market risks since our last Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 15th day of May, 2017.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: May 15, 2017	By:	/s/ Jordan Weingarten
Jordan Weingarten President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)