Form 10-Q
period 2017-06-30
Green Planet Bio Engineering Co. Ltd.
filed 2017-08-04
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)		Emerging Growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No  ☐

The number of shares of common stock outstanding as of August 4, 2017 was 20,006,402.

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

ii

PART I
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
TOTAL CURRENT ASSETS/TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$-	$-
Accrued liabilities	7,500	11,500
Amount due to a related party	188,059	171,914
TOTAL CURRENT LIABILITIES/TOTAL LIABILITIES	195,559	183,414
STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at June 30, 2017 and December 31, 2016
Issued and outstanding: 0 shares at June 30, 2017 and December 31, 2016	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at June 30, 2017 and December 31, 2016
Issued and outstanding: 20,006,402 shares at June 30, 2017 and December 31, 2016	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(825,179)	(813,034)
TOTAL STOCKOLDERS’ DEFICIT	(195,559)	(183,414)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	-	-

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Administrative expenses	$(6,035)	$(6,508)	$(12,145)	$(12,500)
Loss before taxes	(6,035)	(6,508)	(12,145)	(12,500)
Provision for income taxes	-	-	-	-
Net loss	$(6,035)	$(6,508)	$(12,145)	$(12,500)
Earnings per share
-Basic and diluted	$*	$*	$*	$*
Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402	20,006,402	20,006,402

*
Less than $.01, per share

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(12,145)	$(12,500)
Changes in operating assets and liabilities:
Accounts payable	-	939
Accrued liabilities	(4,000)	(5,000)
Amount due to a related party	16,145	16,561
Net cash flows used by operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of period	-	-
Cash and cash equivalents – end of period	$-	$-
Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

2. Summary of Significant Accounting Policies – continued

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

Recent Changes in Accounting Standards
In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements-Going Concern." The provisions of ASU No. 2014-15 require management to assess an entity’s liability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. audit standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require evaluation of every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt in not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company believes that the adoption of ASU No. 2014-15 does not have a material impact on the Company’s financial statements.

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

The company does not have any issued shares of the preferred stock as of June 30 , 2017 and 2016.

Common stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the six months ended June 30, 2017, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the six months ended June 30, 2017 and 2016.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016

The Company had no active business operations for the periods ended June 30, 2017 and June 30, 2016. Expenses consist of accounting, legal and filing fees.

Liquidity and capital resources

The Company had no active business operations for the six months ended June 30, 2017. Accordingly, all of the company’s cash flow needs were provided by a related company.

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

None.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.
EXHIBITS

31   Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32   Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 4th day of August, 2017.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: August 4, 2017	By:	/s/ Jordan Weingarten
Jordan Weingarten President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)