Form 10-K
period 2017-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2018-03-08
CIK 1392449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-K
_______________________
(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $7,822 based on the closing sale price of common stock on June 30, 2017. The number of shares of common stock outstanding as of March 8, 2018 was 20,006,402.

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

The following table shows, for each quarter of fiscal 2017 and 2016 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Report.

	2017		2016
Quarter Ended	High	Low	High	Low

Fourth Quarter	$0.07	$0.05	$0.07	$0.011
Third Quarter	0.05	0.011	0.011	0.011
Second Quarter	0.035	0.011	0.04	0.011
First Quarter	0.04	0.011	0.05	0.007

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

Liquidity and Capital Resources

The Company had no active business operation during the year. Accordingly, all the Company’s cash flow needs for 2017 were provided solely by a related company of Global Funds to pay expenses necessary as a public company.

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

None

ITEM 8.
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Green Planet Bioengineering Co., Ltd.

We have audited the accompanying balance sheets of Green Planet Bioengineering Co., Ltd. as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2012.

/s/ Schulman Lobel Zand Katzen Williams & Blackman, LLP

New York, New York
March 8, 2018

Green Planet Bioengineering Co., Ltd
Balance Sheets
(Stated in US Dollars)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$-	$-
TOTAL CURRENT ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$-	$-
Accrued liabilities	11,500	11,500
Amount due to a related company	205,762	171,914
TOTAL CURRENT LIABILITIES	217,262	183,414

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at December 31, 2017 and December 31, 2016
Issued and outstanding:
None at December 31, 2017 and December 31, 2016	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at December 31, 2017 and December 31, 2016
Issued and outstanding: 20,006,402 shares at December 31, 2017 and December 31, 2016	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(846,882)	(813,034)
TOTAL STOCKHOLDERS’ DEFICIT	(217,262)	(183,414)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Operations
(Stated in US Dollars)

	Year ended December 31,
	2017	2016
Administrative expenses	$(33,848)	$(35,653)

Loss before income tax	(33,848)	(35,653)
Provision for income taxes	-	-

Net loss	$(33,848)	$(35,653)

Earnings per share
-Basic and diluted	$*	$*

Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402

  Less than $.01, per share

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2017	2016

Cash flows from operating activities
Net loss	$(33,848)	$(35,653)
Changes in operating assets and liabilities:
Accounts payable	-	-
Accrued liabilities	-	50
Amount due to a related company	33,848	35,603
Net cash flows used in operating activities	0	0
Cash flows from investing activities	-	-
Cash flows from financing activities	-	-
Net decrease in cash and cash equivalents	0	0
Cash and cash equivalents – beginning of year	-	-
Cash and cash equivalents – end of year	$-	$-
Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Changes in Stockholders’ Deficit
(Stated in US Dollars)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-incapital	Accumulated deficit	Total
Balance, December 31, 2015	-	$-	20,006,402	$20,006	$609,614	$(777,381)	$(147,761)

Net loss	-	-	-	-	-	(35,653)	(35,653)

Balance, December 31, 2016	-	-	20,006,402	$20,006	$609,614	$(813,034)	$(183,414)
Net Loss	-	-	-	-	-	(33,848)	(33,848)

Balance, December 31, 2017	-	$-	20,006,402	$20,006	$609,614	$(846,882)	$(217,262)

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

Recent Changes in Accounting Standards
In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements-Going Concern." The provisions of ASU No. 2014-15 require management to assess an entity’s liability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. audit standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require evaluation of every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt in not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company believes that the adoption of ASU No. 2014-15 has not had a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Accounting Standard Update 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting”. The provisions provide guidance about which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The Company believes that the adoption of ASU 2017-09 will not have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.

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

In addition, the Chief Executive Officer, Chief Financial Officer and Director of the Company is also a director of the related party.

5. Preferred Stock

Series A preferred stock
The Company is authorized under its Articles of Incorporation to issue 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. Each share of the Company’s preferred stock provides the holder with the right to vote 1,000 votes on all matters submitted to a vote of the shareholders of the Company and is convertible into 1,000 shares of the Company’s common stock. The preferred stock is non-participating and carries no dividend. The Company does not have any issued shares of the preferred stock as of December 31, 2017 and 2016.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the years ended December 31, 2017 and 2016.

7. Income Tax

As of December 31, 2017, the Company had net operating loss carry forwards of $287,939 that may be available to reduce future years’ taxable income through 2036 if not limited. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016
Federal income tax benefit attributable to:
Net loss	$11,508	$12,122
Less: valuation allowance	(11,508)	(12,122)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2017 and December 31, 2016:

	December 31,	December 31,
	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$287,939	$276,431
Less: valuation allowance	(287,939)	(276,431)
Net deferred tax asset	$-	$-

The valuation allowance increased by $11,508 from December 31, 2016 to December 31, 2017.

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

As of December 31, 2017 and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that at December 31, 2017 there were no material weakness and concluded that the internal control over financial reporting was effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Term
Jordan Weingarten	28	President and Director	March 2012 to present

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2017 and 2016.

Code of Ethics
The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 11.
EXECUTIVE COMPENSATION

The Company did not pay any compensation to its executive officers for the years ended December 31, 2011 to 2017.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Shares of Common Stock
	Beneficially Owned (1)
Name of Beneficial Owner	Number	%(2)
Global Funds Holdings Corp	18,508,733	92
_______________________________

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

(2)
Based upon 20,006,402 shares of common stock issued and outstanding as of December 31, 2017.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships
None

Related Transactions
All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2017 and 2016 for professional services rendered by Schulman Lobel Zand Katzen Williams & Blackman LLP for the audit of the Company’s annual financial statements was $10,000 and $10,000 respectively.

The aggregate fees billed for each of the fiscal years ended December 31, 2017 and 2016 for professional services rendered by the principal accountant for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-Q’s was $15,000 and $15,000 respectively.

Audit Related Fees
None

Tax Fees
Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2017 and 2016, no tax fees were billed by Schulman Lobel.

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

All Other Fees
None

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 8th day of March, 2018.

Green Planet Bioengineering Co., Ltd

By: /s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer
and Principal Financial and Accounting
Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 8, 2018
By: /s/ Jordan Weingarten
Jordan Weingarten
President and Director