Form 10-Q
period 2018-03-31
Green Planet Bio Engineering Co. Ltd.
filed 2018-05-11
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

Do not check if a smaller company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No  ☐

The number of shares of common stock outstanding as of May 11, 2018 was 20,006,402.

INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions under Regulation S-X of the Securities and Exchange Commission (“SEC”) Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017.

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

PART I
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets	$-	$-
Cash and cash equivalents	$-	$-
TOTAL CURRENT ASSETS
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$-	$-
Accrued liabilities	6,500	11,500
Amount due to a related party	219,894	205,762
TOTAL CURRENT LIABILITIES	226,394	217,262
STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at March 31, 2018 and December 31, 2017
Issued and outstanding: 0 shares at March 31, 2018 and December 31, 2017	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at March 31, 2018 and December 31, 2017
Issued and outstanding: 20,006,402 shares at March 31, 2018 and
December 31, 2017	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(856,014)	(846,882)
TOTAL STOCKOLDERS’ DEFICIT	(226,394)	(217,262)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,
	2018	2017
Administrative expenses	$(9,132)	$(6,110)
Loss before income taxes	(9,132)	(6,110)
Provision for income taxes	-	-
Net loss	(9,132)	(6,110)
Earnings per share
-Basic and diluted	$*	$*
Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402

* Less than $.01, per share

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)

Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	(9,132)	(6,110)
Changes in operating assets and liabilities:
Accounts payable		-
Accrued liabilities	(5,000)	(5,000)
Amount due to a related party	14,132	11,110
Net cash flows used by operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of period	-	-
Cash and cash equivalents – end of period	-	-
Supplemental disclosures for cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

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

Recent Changes in Accounting Standards
In May 2017, the FASB issued ASU 2017-09, Accounting Standard Update 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting”. The provisions provide guidance about which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The Company believes that the adoption of ASU 2017-09 has not had a material impact on the Company’s financial statements.

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

The Company does not have any issued shares of the preferred stock as of March 31, 2018 and December 31, 2017.

Common stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the three months ended March 31, 2018, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the three months ended March 31, 2018 and 2017.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017

The Company had no active business operations for the periods ended March 31, 2018 and March 31, 2017. Expenses consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three months ended March 31, 2018 and 2017. Accordingly, all the Company’s cash flow needs were provided by a related company.

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

Market Risks

There has been no material change in market risks since our last Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.
EXHIBITS

31         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32         Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 11th day of May, 2018.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: May 11, 2018	By:	/s/ Jordan Weingarten
Jordan Weingarten President and Chief Financial Officer
(Principal Executive Officer andPrincipal Financial Officer)