Form 10-Q
period 2018-09-30
Green Planet Bio Engineering Co. Ltd.
filed 2018-11-14
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

The number of shares of common stock outstanding as of November 14, 2018 was 20,006,402.

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

PART I
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
TOTAL CURRENT ASSETS / TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$-	$-
Accrued liabilities	5,000	11,500
Amount due to a related party	239,877	205,762
TOTAL CURRENT LIABILITIES / TOTAL LIABILITIES	244,877	217,262
STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at September 30, 2018 and December 31, 2017
Issued and outstanding: 0 shares at September 30, 2018 and December 31, 2017	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at September 30, 2018 and December 31, 2017
Issued and outstanding: 20,006,402 shares at September 30, 2018 and December 31, 2017	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(874,497)	(846,882)
TOTAL STOCKOLDERS’ DEFICIT	(244,877)	(217,262)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	-	-

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Administrative expenses	$(11,400)	$(11,703)	$(27,615)	$(23,848)
Loss before taxes	(11,400)	(11,703)	(27,615)	(23,848)
Provision for income taxes	-	-	-	-
Net loss	$(11,400)	$(11,703)	$(27,615)	$(23,848)
Earnings per share
-Basic and diluted	$*	$*	$*	$*
Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402	20,006,402	20,006,402

*
Less than $.01, per share

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(27,615)	$(23,848)
Changes in operating assets and liabilities:
Accounts payable
Accrued liabilities	(6,500)	(5,000)
Amount due to a related party	34,115	28,848
Net cash flows used by operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of period	-	-
Cash and cash equivalents – end of period	$-	$-
Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Recent Changes in Accounting Standards
In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including the interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. The Company expects that the adoption of this ASU would not have a material impact on the Company’s financial statements.

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

The company does not have any issued shares of the preferred stock as of September 30, 2018 and 2017.

Common stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the three and nine months ended September 30, 2018, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation
There was no non-cash stock-based compensation recognized for the three and nine months ended September 30, 2018 and 2017.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017

The Company had no active business operations for the periods ended September 30, 2018 and September 30, 2017. Expenses consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the nine months ended September 30, 2018 and 2017. Accordingly, all of the Company’s cash flows were provided by a related entity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 14th day of November, 2018.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: November 14, 2018	By:	/s/ Jordan Weingarten
Jordan Weingarten President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)