Form 10-K
period 2018-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2019-03-01
CIK 1392449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-K
_______________________
(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $45,958.50 based on the closing sale price of common stock on June 30, 2018. The number of shares of common stock outstanding as of March 1, 2019 was 20,006,402.

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

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers.

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

The following table shows, for each quarter of fiscal 2018 and 2017 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Report.

	2018		2017
Quarter Ended	High	Low	High	Low

Fourth Quarter	$0.15	$0.075	$0.07	$0.05
Third Quarter	0.20	0.045	0.05	0.011
Second Quarter	0.11	0.05	0.035	0.011
First Quarter	0.16	0.05	0.04	0.011

We have never declared or paid any cash dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

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

Liquidity and Capital Resources

The Company had no active business operation during the year. Accordingly, all the Company’s cash flow needs for 2018 were provided solely by a related company of Global Funds to pay expenses necessary as a public company.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Green Planet Bioengineering Co., Ltd.

We have audited the accompanying balance sheets of Green Planet Bioengineering Co., Ltd. as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schulman Lobel, LLP

New York, New York
March 1, 2019

Green Planet Bioengineering Co., Ltd
Balance Sheets
(Stated in US Dollars)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$-	$-
TOTAL CURRENT ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$-	$-
Accrued liabilities	11,750	11,500
Amount due to a related company	245,751	205,762
TOTAL CURRENT LIABILITIES	257,501	217,262

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at December 31, 2018 and December 31, 2017
Issued and outstanding:
None at December 31, 2018 and December 31, 2017	-	-

Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at December 31, 2018 and December 31, 2017
Issued and outstanding: 20,006,402 shares at December 31, 2018 and December 31, 2017	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	$(887,121)	$(846,882)
TOTAL STOCKHOLDERS’ DEFICIT	$(257,501)	$(217,262)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Operations
(Stated in US Dollars)

	Year ended December 31
	2018	2017
Administrative expenses	$(40,239)	$(33,848)

Loss before income tax	(40,239)	(33,848)
Provision for income taxes	-	-

Net loss	$(40,239)	$(33,848)
Earnings per share
-Basic and diluted	$*	$*

Weighted average number of shares outstanding
Basic and diluted	20,006,402	20,006,402

* Less than $.01, per share

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Cash Flows
(Stated in US Dollars)

Year ended December 31,
	2018	2017

Cash flows from operating activities
Net loss	$(40,239)	$(33,848)
Changes in operating assets and liabilities:
Accounts payable	-	-
Accrued liabilities	-
Amount due to a related company	40,239	33,848
Net cash flows used in operating activities	-	-
Cash flows from investing activities	-	-
Cash flows from financing activities	-	-
Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of year	-	-
Cash and cash equivalents – end of year	$-	$-
Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Changes in Stockholders’ Deficit
(Stated in US Dollars)

	Preferred Stock		Common Stock		Additional
	Number		Number		paid-in	Accumulated
	of shares	Amount	of shares	Amount	capital	deficit	Total
Balance, December 31, 2016	-	$-	20,006,402	$20,006	$609,614	$(813,034.00)	$(183,414.00)

Net loss	-	-	-	-	-	$(33,848)	$(33,848)

Balance, December 31, 2017	-	$-	20,006,402	$20,006	$609,614	$(846,882)	$(217,262)

Net Loss	-	-	-	-	-	$(40,239)	$(40,239)

Balance, December 31, 2018	-	$-	$20,006,402	$20,006	$609,614	$(887,121)	$(257,501)

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

Recent Changes in Accounting Standards
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. The Company is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company expects that the adoption of this ASU would not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including the interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

5. Preferred Stock

Series A preferred stock
The Company is authorized under its Articles of Incorporation to issue 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. Each share of the Company’s preferred stock provides the holder with the right to vote 1,000 votes on all matters submitted to a vote of the shareholders of the Company and is convertible into 1,000 shares of the Company’s common stock. The preferred stock is non-participating and carries no dividend. The Company does not have any issued shares of the preferred stock as of December 31, 2018 and 2017.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the years ended December 31, 2018 and 2017.

7. Income Tax

As of December 31, 2018, the Company had net operating loss carry forwards of $296,389 that may be available to reduce future years’ taxable income through 2036 if not limited. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
Federal income tax benefit attributable to:
Net loss	$8,450	$11,508
Less: valuation allowance	$(8,450)	$(11,508)

Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% for 2018 and 34% for 2017 of significant items comprising our net deferred tax amount is as follows as of December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$296,389	$287,939
Less: valuation allowance	$(296,389)	$(287,939)
Net deferred tax asset	$-	$-

The valuation allowance increased by $8,450 from December 31, 2017 to December 31, 2018.

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

As of December 31, 2018 and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that at December 31, 2018 there were no material weakness and concluded that the internal control over financial reporting was effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Term
Jordan Weingarten	29	President and Director	March 2012 to present

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2018 and 2017.

Code of Ethics
The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The Company did not pay any compensation to its executive officers for the years ended December 31, 2011 to 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Shares of Common Stock
	Beneficially Owned (1)
Name of Beneficial Owner	Number	%(2)
Global Funds Holdings Corp	18,508,733	92
_______________________________________________________________________________________________________

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

(2)
Based upon 20,006,402 shares of common stock issued and outstanding as of December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships
None

Related Transactions
All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees billed (or expected to be billed) for each of the fiscal years ended December 31, 2018 and 2017 for professional services rendered by Schulman Lobel, LLP for the audit of the Company’s annual financial statements was $10,000 and $10,000 respectively.

The aggregate fees billed for each of the fiscal years ended December 31, 2018 and 2017 for professional services rendered by the principal accountant for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-Q’s was $15,000 and $15,000 respectively.

Audit Related Fees
None

Tax Fees
Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2018 and 2017, no tax fees were billed by Schulman Lobel.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 1st day of March, 2019.

Green Planet Bioengineering Co., Ltd

By:	/s/Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2019	/s/ Jordan Weingarten
Jordan Weingarten
President and Director