Form 10-Q
period 2019-06-30
Green Planet Bio Engineering Co. Ltd.
filed 2019-08-12
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of common stock outstanding as of August 12, 2019 was 20,006,402.

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

PART I
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)

ASSETS
Current assets	$-	$-
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS / TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$-	$-
Accrued liabilities	8,500	11,750
Amount due to a related party	263,186	245,751

TOTAL CURRENT LIABILITIES / TOTAL LIABILITIES	271,686	257,501

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at June 30, 2019 and December 31, 2018
Issued and outstanding: 0 shares at June 30, 2019 and December 31, 2018		-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at June 30, 2019 and December 31, 2018
Issued and outstanding: 20,006,402 shares at June 30, 2019 and
December 31, 2018	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(901,306)	(887,121)

TOTAL STOCKOLDERS’ DEFICIT	(271,686)	(257,501)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Administrative expenses	$(6,066)	$(7,083)	$(14,185)	$(16,216)

Loss before taxes	(6,066)	(7,083)	$(14,185)	$(16,216)
Provision for income taxes	-	-	-	-

Net loss	$(6,066)	$(7,083)	$(14,185)	$(16,216)

Earnings per share
-Basic and diluted	$*	$*	$*	$*

Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402	20,006,402	20,006,402

*
Less than $.01, per share

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)

Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(14,185)	$(16,216)
Changes in operating assets and liabilities:
Accounts payable	-	-
Accrued liabilities	(3,250)	(5,000)
Amount due to a related party	17,435	21,216

Net cash flows used by operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of period	-	-

Cash and cash equivalents – end of period	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The company does not have any issued shares of the preferred stock as of June 30 ,2019 and December 31, 2018.

Common stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the six months ended June 30, 2019, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the three and six months ended June 30, 2019 and 2018.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018

The Company had no active business operations for the periods ended June 30, 2019 and June 30, 2018. Expenses primarily consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three and six months ended June 30, 2019. Accordingly, all of the company’s cash flow needs were provided by a related company.

Risk factors

The Company’s critical accounting policies are still being applied despite the fact that Company has no ongoing business operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 12th day of August, 2019.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: August 12, 2019	By:	/s/ Jordan Weingarten
Jordan Weingarten
President and Chief Financial Officer