Form 10-Q
period 2019-09-30
Green Planet Bio Engineering Co. Ltd.
filed 2019-11-08
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of common stock outstanding as of November 8, 2019 was 20,006,402.

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

PART I
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS / TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$-	$-
Accrued liabilities	8,500	11,750
Amount due to a related party	275,110	245,751

TOTAL CURRENT LIABILITIES / TOTAL LIABILITIES	283,610	257,501

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at September 30, 2019 and December 31, 2018
Issued and outstanding: 0 shares at September 30, 2019 and December 31, 2018		-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at September 30, 2019 and December 31, 2018
Issued and outstanding: 20,006,402 shares at June 30, 2019 and
December 31, 2018	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(913,230)	(887,121)

TOTAL STOCKOLDERS’ DEFICIT	(283,610)	(257,501)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Administrative expenses	$(11,924)	$(11,400)	$(26,109)	$(27,615)

Loss before taxes	(11,924)	(11,400)	$(26,109)	$(27,615)
Provision for income taxes	-	-	-	-

Net loss	$(11,924)	$11,400)	$(26,109)	$(27,615)

Earnings per share
-Basic and diluted	$*	$*	$*	$*

Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402	20,006,402	20,006,402

*
Less than $.01, per share

See Notes to the Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)

Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(26,109)	$(27,615)
Changes in operating assets and liabilities:
Accounts payable	-	-
Accrued liabilities	(3,250)	(6,500)
Amount due to a related party	29,359	34,115

Net cash flows used by operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of period	-	-

Cash and cash equivalents – end of period	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Fair Value Measurements
FASB ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Investment measured and reported at fair value are classified and disclosed in one of the following hierarchies:

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

Recent Changes in Accounting Standards
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. The Company is permitted to early adopt and remove or modify disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company expects that the adoption of this ASU would not have a material impact on the Company’s financial statements.

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

The company does not have any issued shares of the preferred stock as of September 30, 2019 and December 31, 2018.

Common stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the nine months ended September 30, 2019, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the three and nine months ended September 30, 2019 and 2018.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018

The Company had no active business operations for the periods ended September 30, 2019 and September 30, 2018. Expenses primarily consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three and nine months ended September 30, 2019. Accordingly, all of the company’s cash flow needs were provided by a related company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.
EXHIBITS

31         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32         Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 8th day of November, 2019.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: November 8, 2019	By:	/s/ Jordan Weingarten
Jordan Weingarten
President and Chief Financial Officer