Form 10-K
period 2019-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2020-03-11
CIK 1392449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-K
_______________________
(Mark One)

☒
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $21,009.60 based on the closing sale price of common stock on June 30, 2019. The number of shares of common stock outstanding as of March 11, 2020 was 20,006,402.

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

The following table shows, for each quarter of fiscal 2019 and 2018 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Report.

	2019		2018
Quarter Ended	High	Low	High	Low

Fourth Quarter	$0.055	$0.040	$0.15	$0.075
Third Quarter	0.055	0.032	0.20	0.045
Second Quarter	0.05	0.032	0.11	0.05
First Quarter	0.18	0.045	0.16	0.05

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

Liquidity and Capital Resources

The Company had no active business operation during the year. Accordingly, all the Company’s cash flow needs for 2019 were provided solely by a related company of Global Funds to pay expenses necessary as a public company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of;
Green Planet Bioengineering Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Green Planet Bioengineering Co., Ltd. (the Company) as of December 31, 2019, and the related statements of income, stockholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has operating and liquidity concerns. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

Liggett & Webb, P.A.

Liggett & Webb, P.A.
Certified Public Accountants
We have served as the Company’s auditor since 2019.

Boynton Beach, Florida
March 10, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Green Planet Bioengineering Co., Ltd.

We have audited the accompanying balance sheet of Green Planet Bioengineering Co., Ltd. as of December 31, 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schulman Lobel LLP

New York, New York
March 1, 2019

Green Planet Bioengineering Co., Ltd
Balance Sheets
(Stated in US Dollars)

	December 31,	December 31,
	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS / TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable	$214	$-
Accrued liabilities	-	11,750
Amount due to a related company	282,645	245,751

TOTAL CURRENT LIABILITIES / TOTAL LIABILITIES	282,859	257,501

STOCKHOLDERS’ (DEFICIT)
Preferred stock : par value of $0.001 per share,
Authorized: 10,000,000 shares of Series A at December 31, 2019 and December 31, 2018
Issued and outstanding : 0 shares at December 31, 2019 and December 31, 2018

Common stock : par value $0.001 per share
Authorized : 250,000,000 shares at December 31, 2019 and December 31, 2018
Issued and outstanding : 20,006,402 shares at December 31, 2019 and December 31, 2018	20,006	20,006
Additional paid-in capital	609,614	609,614
Accumulated (deficit)	$(912,479)	$(887,121)

TOTAL STOCKHOLDERS’ (DEFICIT)	$(282,859)	$(257,501)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Operations
(Stated in US Dollars)

	Period ended December 31,
	2019	2018

Administrative expenses	$(25,358)	$(40,239)

Loss before income taxes	(25,358)	(40,239)
Provision for income taxes	-	-

Net loss	$(25,358)	$(40,239)

Earnings per share
- Basic and diluted	$(0)*	$(0)*

Weighted average number of shares outstanding:
- Basic and diluted	20,006,402	20,006,402

* Less than $.01, per share

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Cash Flows
(Stated in US Dollars)

	Years ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(25,358)	$(40,239)
Changes in operating assets and liabilities:
Accounts payables	214	-
Accrued liabilities	(11,750)	-
Net cash flows used in operating activities	(36,894)	(40,239)
Cash flows from investing activities	-	-
Cash flows from financing activities
Amount due to a related company	36,894	40,239
Net cash flows from financing activities	36,894	40,239
Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of year
Cash and cash equivalents - end of year	$-	$-
Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Changes in Stockholders’ Deficit
(Stated in US Dollars)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance, December 31, 2017	-	$-	20,006,402	$20,006	$609,614	$(846,882)	$(217,262)

Net loss	-	-	-	-	-	$(40,239)	$(40,239)

Balance, December 31, 2018	-	$-	20,006,402	$20,006	$609,614	$(887,121)	$(257,501)

Net loss	-	-	-	-	-	$(25,358)	$(25,358)

Balance, December 31, 2019	-	$-	20,006,402	$20,006	$609,614	$(912,479)	$(282,859)

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

Certain amounts in the prior period statement of cashflows have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported total change in cashflows.

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

3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a public reorganized shell corporation and has no current business activity. The Company’s ability to continue as a going concern is dependent on continued support from Global Funds, the majority stockholder. This gives rise to substantial doubt about the Company’s ability to continue as a going concern.

4. Amount Due to a Related Company

The Company relies on a related company to advance funds to fund its operating expenses. The amounts advanced of $282,645 are interest-free, unsecured and are repayable upon demand.

In addition, the Chief Executive Officer, Chief Financial Officer and Director of the Company is also a director of the related party.

5. Preferred Stock

Series A preferred stock
The Company is authorized under its Articles of Incorporation to issue 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. Each share of the Company’s preferred stock provides the holder with the right to vote 1,000 votes on all matters submitted to a vote of the shareholders of the Company and is convertible into 1,000 shares of the Company’s common stock. The preferred stock is non-participating and carries no dividend. The Company does not have any issued shares of the preferred stock as of December 31, 2019 and 2018.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the years ended December 31, 2019 and 2018.

7. Income Tax

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $917,000 that may be available to reduce future years’ taxable income through 2038 for approximately $891,000 and indefinitely for $26,000 of the net operating losses. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and valuation allowance were reduced by approximately $71,000 to reflect the change in the federal tax rate from 34% to 21%.

The provision for Federal income tax consists of the following for the years ended December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
Federal income tax benefit attributable to:
Net loss	$6,400	$8,450
Less: valuation allowance	(6,400)	(8,450)

Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% for 2019 and 21% for 2018 of significant items comprising our net deferred tax amount is as follows as of December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
Deferred tax asset attributable to:
Net operating loss carryover	$232,000	$296,389
Less: valuation allowance	(232,000)	(296,389)

Net deferred tax asset	$-	$-

Due to the change in ownership in March 2012, the net operating loss carry forwards as of December 31, 2011 of $213,844 may be subject to limitations in accordance with Sec 382 of the provisions of the Tax Reform Act of 1986 for Federal income tax purposes. Tax return for the years ended December 31, 2019, 2018 and 2017 remain open to and it by Federal and State Tax Authorities.

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

The Company’s management, with the participation of the Company’s President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the financial year end. Based upon their evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and did not note any material weakness.

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

As of December 31, 2019, and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that at December 31, 2019 there were no material weakness and concluded that the internal control over financial reporting was effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Term
Jordan Weingarten	30	President and Director	March 2012 to present

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2019 and 2018.

Code of Ethics
The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The Company did not pay any compensation to its executive officers for the years ended December 31, 2011 to 2019.

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

(2)
Based upon 20,006,402 shares of common stock issued and outstanding as of December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships
None

Related Transactions
All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees billed for fiscal year ended December 31, 2019 for professional services rendered by Liggett and Webb P.A. was $10,000. The aggregate fees billed for fiscal year ended December 31, 2018 for professional services rendered by and Schulman Lobel LLP was $10,000 for the audit of the Company’s annual financial statements.

The aggregate fees billed for each of the fiscal years ended December 31, 2019 and 2018 for professional services rendered by Schulman Lobel LLP for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-Q’s was $15,000 and $15,000 respectively.

Audit Related Fees
None

Tax Fees
Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2019 and 2018, no tax fees were billed by Liggett & Webb, P.A, and Schulman Lobel LLP.

All Other Fees
None

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 11th day of March, 2020.

Green Planet Bioengineering Co., Ltd

By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2020	By:	/s/ Jordan Weingarten
Jordan Weingarten
President and Director