Form 10-Q
period 2020-03-31
Green Planet Bio Engineering Co. Ltd.
filed 2020-05-15
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of common stock outstanding as of May 13, 2020 was 20,006,402.

INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions under Regulation S-X of the Securities and Exchange Commission (“SEC”) Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019.

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

PART I
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable	$-	$214
Accrued liabilities	-	-
Amount due to a related party	297,199	282,645

TOTAL CURRENT LIABILITIES	297,199	282,859

Commitments and Contingencies (see note 7)	-	-

STOCKHOLDERS’ (DEFICIT)
Preferred stock : par value of $0.001 per share,
Authorized: 10,000,000 shares at March 31, 2020 and December 31, 2019
Issued and outstanding : 0 shares at March 31, 2020 and December 31, 2019	-	-

Common stock : par value $0.001 per share
Authorized : 250,000,000 shares at March 31, 2020 and December 31, 2019
Issued and outstanding : 20,006,402 shares at March 31, 2020 and December 31, 2019	20,006	20,006
Additional paid-in capital	609,614	609,614
Accumulated (deficit)	$(926,819)	$(912,479)

TOTAL STOCKHOLDERS’ (DEFICIT)	$(297,199)	$(282,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$-	$-

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,
	2020	2019

Administrative expenses	$(14,340)	$(8,119)

Loss before income taxes	(14,340)	(8,119)
Provision for income taxes	-	-

Net loss	$(14,340)	$(8,119)

Earnings per share
- Basic and diluted	$(0)*	$(0)*

Weighted average number of shares outstanding:
- Basic and diluted	20,006,402	20,006,402

* Less than $.01, per share

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd
Condensed Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance, December 31, 2018	-	$-	20,006,402	$20,006	$609,614	$(887,121)	$(257,501)

Net loss	-	-	-	-	-	(8,119)	(8,119)

Balance, March 31, 2019 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(895,240)	$(265,260)

Balance, December 31, 2019	-	$-	20,006,402	$20,006	$609,614	$(912,479)	$(282,859)

Net loss	-	-	-	-	-	$(14,340)	$(14,340)

Balance, March 31, 2020 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(926,819)	$(297,199)

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(14,340)	$(8,119)
Changes in operating assets and liabilities:
Accounts payables	(214)	-
Accrued liabilities	-	(3,250)
Net cash flows used in operating activities	(14,554)	(11,369)

Cash flows from investing activities	-	-

Cash flows from financing activities
Amount due to a related company	14,554	11,369

Cash flows from financing activities	14,554	11,369

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-

Cash and cash equivalents - end of period	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Unaudited Condensed Financial Statements

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

2. Summary of significant accounting policies

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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

2. Summary of Significant Accounting Policies – continued

Recent Changes in Accounting Standards
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. The Company is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The adoption of this ASU did not have a material impact on the Company’s condensed financial statements.

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

Reclassifications
Certain accounts in the 2020 condensed financial statements have been reclassified to conform with current financial statements presentation.

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

4. Amount Due to a Related Company

The Company relies on a related company to advance funds to finance its operating expenses. The amounts advanced of $297,199 are interest-free, unsecured and are repayable upon demand.

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

The Company does not have any issued shares of the preferred stock as of March 31, 2020 and December 31, 2019.

Common stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the three months ended March 31, 2020, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the three months ended March 31, 2020 and 2019.

7. Commitments and Contingencies

The Company’s operation has not been materially and adversely impacted by the Covid-19 pandemic. The Company is located in Florida which is subject to a “stay at home” order effective April 3, 2020. While the Company is able to continue operations as a public reorganized shell corporation with the purpose to acquire or merge with an existing business operation that can operate with some of the staff working from home and minimal staff at the office as long as they maintain social distancing. Until this stay at home order is lifted the Company will continue to follow social distancing order. The Company is unable to predict the impact of the Covid-19 pandemic at this time.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019

The Company had no active business operations for the periods ended March 31, 2020 and March 31, 2019. Expenses consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three months ended March 31, 2020 and 2019. Accordingly, all the Company’s cash flow needs were provided by a related company.

Risk factors

The Company’s critical accounting policies are still being applied despite the fact that the Company has no ongoing business operations.

The Company’s operation has not been materially and adversely impacted by the Covid-19 pandemic. The Company is located in Florida which is subject to a “stay at home” order effective April 3, 2020. While the Company is able to continue operations as a public reorganized shell corporation with the purpose to acquire or merge with an existing business operation that can operate with some of the staff working from home and minimal staff at the office as long as they maintain social distancing. Until this stay at home order is lifted the Company will continue to follow social distancing order. The Company is unable to predict the impact of the Covid-19 pandemic at this time.

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

Market Risks

There has been no material change in market risks since our last Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.
EXHIBITS

31         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32         Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 13th day of May, 2020.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: May 13, 2020	By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer and Principal Financial and Accounting Officer) and Director