Form 10-Q
period 2020-06-30
Green Planet Bio Engineering Co. Ltd.
filed 2020-08-14
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of common stock outstanding as of August 13, 2020 was 20,006,402.

ii

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

iii

PART I
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$3,561	$214
Amount due to a related party	298,214	282,645

TOTAL CURRENT LIABILITIES	301,775	282,859

Commitments and Contingencies (see note 7)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at June 30, 2020 and December 31, 2019
Issued and outstanding: 0 shares at June 30, 2020 and December 31, 2019	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at June 30, 2020 and December 31, 2019
Issued and outstanding: 20,006,402 shares at June 30, 2020 and December 31, 2019	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(931,395)	(912,479)

TOTAL STOCKOLDERS’ DEFICIT	(301,775)	(282,859)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Administrative expenses	$(4,576)	$(6,066)	$(18,916)	$(14,185)
Loss before income taxes	(4,576)	(6,066)	(18,916)	(14,185)
Provision for income taxes	-	-	-	-
Net loss	$(4,576)	$(6,066)	$(18,916)	$(14,185)

Earnings per share
-Basic and diluted	$(*)	$(*)	$(* )	$(*)

Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402	20,006,402	20,006,402

*
Less than $.01, per share

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd
Condensed Statements of Changes in Stockholders’ Deficit
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total

Balance, December 31, 2018	-	$-	20,006,402	$20,006	$609,614	$(887,121)	$(257,501)

Net loss for the six months	-	-	-	-	-	(14,185)	(14,185)

Balance June 30, 2019 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(901,306)	$(271,686)

Balance, March 31, 2019	-	$-	20,006,402	$20,006	$609,614	$(895,240)	$(265,620)

Net loss for the three months	-	-	-	-	-	(6,066)	(6,066)

Balance June 30, 2019 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(901,306)	$(271,686)

Balance, December 31, 2019	-	$-	20,006,402	$20,006	$609,614	$(912,479)	$(282,859)

Net loss for the six months	-	-	-	-	-	(18,916)	(18,916)

Balance, June 30, 2020 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(931,395)	$(301,775)

Balance, March 31, 2020	-	$-	20,006,402	$20,006	$609,614	$(926,819)	$(297,199)

Net loss for the three months	-	-	-	-	-	(4,576)	(4,576)

Balance June 30, 2020 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(931,395)	$(301,775)

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(18,916)	$(14,185)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,347	(3,250)
Net cash flows used by operating activities	(15,569)	(17,435)

Cash flows from investing activities	-	-

Cash flows from financing activities
Amount due to a related company	15,569	17,435
Cash flows from financing activities	15,569	17,435

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of period	-	-
Cash and cash equivalents – end of period	$-	$-
Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

2. Summary of significant accounting policies

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including the interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. The adoption of this ASU did not have a material impact in the Company’s financial statements.

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

4. Amount Due to a Related Company

The Company relies on a related company to advance funds to finance its operating expenses. The amounts advanced of $298,214 are interest-free, unsecured and are repayable upon demand.

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

5. Preferred stock / Common stock - continued

The company does not have any issued shares of the preferred stock as of June 30, 2020 and December 31, 2019.

Common stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the six months ended June 30, 20120, the Company did not issue any shares of common stock or warrants.

6. Stock-based compensation

There was no non-cash stock-based compensation recognized for the three and six months ended June 30, 2020 and 2019.

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

Results of Operations and Financial Condition for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019.

The Company had no active business operations for the periods ended June 30, 2020 and June 30, 2019. Expenses primarily consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three and six months ended June 30, 2020. Accordingly, all of the company’s cash flow needs were provided by a related company.

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

None.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, using the criteria established by the Committee of Sponsoring Organizations of the Treasury Commission (COSO) -2013, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 13th day of August, 2020.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: August 13, 2020	By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer and Principal Financial and Accounting Officer) and Director