Form 10-Q
period 2020-09-30
Green Planet Bio Engineering Co. Ltd.
filed 2020-11-13
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)
☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of common stock outstanding as of November 13, 2020 was 20,006,402.

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

ii

PART I
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$-	$214
Amount due to a related party	312,137	282,645

TOTAL CURRENT LIABILITIES	312,137	282,859

Commitments and Contingencies (see note 6)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at September 30, 2020 and December 31, 2019
Issued and outstanding: 0 shares at September 30, 2020 and December 31, 2019	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at September 30, 2020 and December 31, 2019
Issued and outstanding: 20,006,402 shares at September 30, 2020 and December 31, 2019	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(941,757)	(912,479)

TOTAL STOCKOLDERS’ DEFICIT	(312,137)	(282,859)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Administrative expenses	$(10,362)	$(11,924)	$(29,278)	$(26,109)
Loss before income taxes	$(10,362)	$(11,924)	$(29,278)	$(26,109)
Provision for income taxes	-	-	-	-
Net loss	$(10,362)	$(11,924)	$(29,278)	$(26,109)

Loss per share
-Basic and diluted	$( * )	$( * )	$( * )	$( * )

Weighted average number of shares outstanding	20,006,402	20,006,402	20,006,402	20,006,402
-Basic and diluted

∗ Less than $.01, per share

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd
Condensed Statements of Changes in Stockholders’ Deficit
For the Three and Nine months Ended September 30, 2020 and 2019
(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number		Number		paid-in	Accumulated
	of shares	Amount	of shares	Amount	capital	deficit	Total
Balance, December 31, 2018	-	$-	20,006,402	$20,006	$609,614	$(887,121)	$(257,501)
Net loss for the nine months	-	-	-	-	-	(26,109)	(26,109)
Balance September 30, 2019 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(913,230)	$(283,610)

Balance, June 30, 2019 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(901,306)	$(271,686)
Net loss for the three months	-	-	-	-	-	(11,924)	(11,924)
Balance September 30, 2019 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(913,230)	$(283,610)

Balance, December 31, 2019	-	$-	20,006,402	$20,006	$609,614	$(912,479)	$(282,859)
Net loss for the nine months	-	-	-	-	-	(29,278)	(29,278)
Balance, September 30, 2020 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(941,757)	$(312,137)

Balance, June 30, 2020 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(931,395)	$(301,775)
Net loss for the three months	-	-	-	-	-	(10,362)	(10,362)
Balance September 30, 2020 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(941,757)	$(312,137)

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(29,278)	$(26,109)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(214)	(3,250)
Net cash flows used by operating activities	(29,492)	(29,359)

Cash flows from investing activities	-	-

Cash flows from financing activities
Amount due to a related company	29,492	29,359
Cash flows provided by financing activities	29,492	29,359

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of period	-	-
Cash and cash equivalents – end of period	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

2. Summary of significant accounting policies

Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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

Loss per share
Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of September 30, 2020 and 2019, the Company does not have any common share equivalents outstanding.

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

4. Amount Due to a Related Company

The Company relies on a related company to advance funds to finance its operating expenses. As of September 30, 2020, the amounts advanced of $312,137 are interest-free, unsecured and are repayable upon demand.

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

5. Preferred stock / Common stock - continued

The company does not have any issued shares of the preferred stock as of September 30, 2020 and December 31, 2019.

Common stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the nine months ended September 30, 2020, the Company did not issue any shares of common stock or warrants.

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

Results of Operations and Financial Condition for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019.

The Company had no active business operations for the periods ended September 30, 2020 and September 30, 2019. Expenses primarily consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three and nine months ended September 30, 2020. Accordingly, all of the company’s cash flow needs were provided by a related company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.
EXHIBITS

31         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32         Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 13th day of November, 2020.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: November 13, 2020	By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer and Principal Financial and Accounting Officer) and Director