Form 10-K
period 2020-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2021-03-31
CIK 1392449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-K
_______________________
(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $39,393 based on the closing sale price of common stock on June 30, 2020. The number of shares of common stock outstanding as of March 31, 2021 was 20,006,402.

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

PART I

ITEM 1.    BUSINESS

Description of Business

Green Planet Bioengineering Co., Ltd. (“Green Planet” or “Company”) operates as a public reorganized shell corporation with the purpose to acquire or merge with an existing business operation.

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

In March 2012, Global Funds Holdings Corp. (“Global Funds”) an Ontario, Canada corporation became a majority stockholder of the Company.

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

Risk Related to the Covid-19 pandemic

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

ITEM 4.    MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is available for quotation on the Over the Counter Bulletin Board under the symbol “GPLB.PK.” There is no assurance that the company’s stock will continue to be quoted or that any liquidity will exist for our stockholders.

The following table shows, for each quarter of fiscal 2020 and 2019 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Report.

	2020		2019
Quarter Ended	High	Low	High	Low
Fourth Quarter	$0.060	$0.041	$0.055	$0.040
Third Quarter	0.118	0.050	0.055	0.032
Second Quarter	0.118	0.040	0.050	0.032
First Quarter	0.080	0.040	0.180	0.045

We have never declared or paid any cash dividends on our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations

The Company did not have any operations and did not have any operating revenues during the years ended December 31, 2020 and 2019, respectively.

Total expenses for the for the years ended December 31, 2020 and 2019 were $33,599 and $25,358, respectively. The majority of these expenses primarily constituted administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

The Company had no active business operation during the year. Accordingly, all the Company’s cash flow needs for 2020 were provided solely by a related party of Global Funds to pay expenses necessary as a public company.

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

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a public reorganized shell corporation and has no current business activity. The Company’s ability to continue as a going concern is dependent on continued support from a related party of Global Funds, the majority stockholder. This gives rise to substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Green Planet Bioengineering Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Green Planet Bioengineering Co., Ltd. (the Company) as of December 31, 2020 and 2019, and the related statements of income, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is currently a public reorganized shell corporation and has no current business activity. The Company’s ability to continue as a going concern is dependent on continued support from a related party. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

/s/ Liggett & Webb, P.A.
LIGGETT & WEBB, P.A
Certified Public Accountants
We have served as the Company’s auditor since 2019

Boynton Beach, Florida
March 31, 2021

Green Planet Bioengineering Co., Ltd
Balance Sheets
(Stated in US Dollars)

	December 31, 2020	December 31, 2019

ASSETS
Current assets	$-	$-
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable	$-	$214
Amount due to a related party	316,458	282,645

TOTAL CURRENT LIABILITIES	316,458	282,859

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at December 31, 2020 and December 31, 2019
Issued and outstanding:
None at December 31, 2020 and December 31, 2019	-	-

Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at December 31, 2020 and December 31, 2019		-
Issued and outstanding: 20,006,402 shares at December 31, 2020 and December 31, 2019	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(946,078)	(912,479)

TOTAL STOCKHOLDERS’ DEFICIT	(316,458)	(282,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Operations
(Stated in US Dollars)

	Years ended December 31,
	2020	2019
Administrative expenses	$(33,599)	$(25,358)

Loss before income tax	(33,599)	(25,358)
Provision for income taxes	-	-

Net loss	$(33,599)	$(25,358)

Loss per share
-Basic and diluted	$(*)	$(*)

Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402

*
  Less than $.01, per share

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Cash Flows
(Stated in US Dollars)

	Years ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(33,599)	$(25,358)
Changes in operating assets and liabilities:
Accounts payable	(214)	214
Accrued liabilities	-	(11,750)

Net cash flows used in operating activities	(33,813)	(36,894)

Cash flows from financing activities
Amount due to a related party	33,813	36,894

Net cash flows provided by financing activities	33,813	36,894

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents – beginning of year	-	-

Cash and cash equivalents – end of year	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd
Statements of Changes in Stockholders’ Deficit
(Stated in US Dollars)

	Preferred Stock		Common Stock

	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total

Balance, December 31, 2018	-	$-	20,006,402	$20,006	$609,614	$(887,121)	$(257,501)

Net loss	-	-	-	-	-	(25,358)	(25,358)

Balance, December 31, 2019	-		20,006,402	$20,006	$609,614	$(917,479)	$(282,859)

Net Loss	-	-	-	-	-	(33,599)	(33,599)

Balance, December 31, 2020	-	$-	20,006,402	$20,006	$609,614	$(946,078)	$(316,458)

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

In March 2012, Global Funds Holdings Corp. (“Global Funds”) an Ontario, Canada corporation became a majority stockholder of the Company.

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

Loss Per Share
Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of December 31, 2020 and 2019, the Company does not have any common share equivalents outstanding.

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

3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a public reorganized shell corporation and has no current business activity. The Company’s ability to continue as a going concern is dependent on continued support from a related party. This gives rise to substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

4. Amount Due to a Related party

The Company relies on a related party to advance funds to fund its operating expenses. As of December 31, 2020 and 2019, the amounts advanced of $316,458 and $282,645 respectively are interest-free, unsecured and are repayable upon demand.

In addition, the Chief Executive Officer, Chief Financial Officer and Director of the Company is also a director of the related party.

5. Preferred Stock/Common Stock

Series A preferred stock
The Company is authorized under its Articles of Incorporation to issue 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. Each share of the Company’s preferred stock provides the holder with the right to vote 1,000 votes on all matters submitted to a vote of the stockholders of the Company and is convertible into 1,000 shares of the Company’s common stock. The preferred stock is non-participating and carries no dividend. The Company does not have any issued shares of the preferred stock as of December 31, 2020 and 2019.

Common Stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the year ended December 31, 2020, the Company did not issue any shares of common stock or warrants.

6. Income Tax

As of December 31, 2020, the Company had net operating loss carry forwards of approximately $910,000 that may be available to reduce future years’ taxable income through 2037 for approximately $876,000 and indefinitely for $34,000. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and valuation allowance were reduced by approximately $1,000 to reflect the change in the federal tax rate from 34% to 21%.

The provision for Federal income tax consists of the following for the years ended December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Federal income tax benefit attributable to:
Net loss	$(8,500)	$(6,400)
Change in tax estimates	10,200	-
Less: valuation allowance	(1,700)	6,400

Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% for 2020 and 21% for 2019 of significant items comprising our net deferred tax amount is as follows as of December 31, 2020 and December 31, 2019:

	December 31,2020	December 31, 2019
Deferred tax asset attributable to:	$231,000	$232,000
Net operating loss carry forwards	(231,000)	(232,000)
Less: valuation allowance

Net deferred tax asset	$-	$-

Due to the change in ownership in March 2012, the net operating loss carry forwards as of December 31, 2011 of $213,844 may be subject to limitations in accordance with Sec 382 of the provisions of the Tax Reform Act of 1986 for Federal income tax purposes. Tax return for the years ended December 31, 2020, 2019 and 2018 remain open to and it by Federal and State Tax Authorities.

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

As of December 31, 2020, and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that at December 31, 2020 there were no material weakness and concluded that the internal control over financial reporting was effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Term
Jordan Weingarten	31	President and Director	March 2012 to present

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

All of our directors hold offices until the next annual meeting of the stockholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the Board of Directors.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2020 and 2019.

Code of Ethics
The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 11.    EXECUTIVE COMPENSATION

The Company did not pay any compensation to its executive officers for the years ended December 31, 2011 to 2020.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number	% (2)
Global Funds Holdings Corp	18,508,733	92
______________________________________________________________________________________________________

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

(2)
Based upon 20,006,402 shares of common stock issued and outstanding as of December 31, 2020.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships
None

Related Transactions
All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees billed for fiscal year ended December 31, 2020 and 2019 for professional services rendered by Liggett and Webb P.A. for the audit of the Company’s annual financial statements was $10,000 and $10,000 respectively.

The aggregate fees billed for fiscal year ended December 31, 2020 for professional services rendered by Liggett and Webb P.A. and 2019 services rendered by Schulman Lobel, LLP for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-Q’s was $15,000 and $15,000 respectively.

Audit Related Fees
None

Tax Fees
Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2020 and 2019, no tax fees were billed by Liggett & Webb, P.A.

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
Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 31st day of March, 2021.

Green Planet Bioengineering Co., Ltd

By: /s/ Jordan Weingarten
_________________________________
Jordan Weingarten
President (Principal Executive Officer
and Principal Financial and Accounting
Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2021                                                                    By: /s/ Jordan Weingarten
Jordan Weingarten
President and Director