Form 10-Q
period 2021-03-31
Green Planet Bio Engineering Co. Ltd.
filed 2021-05-07
CIK 1392449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________

FORM 10-Q
_______________________
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of common stock outstanding as of May 7, 2021 was 20,006,402

INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions under Regulation S-X of the Securities and Exchange Commission (“SEC”) Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020.

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

PART I
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.
Condensed Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$8,972	$-
Amount due to a related party	316,458	316,458

TOTAL CURRENT LIABILITIES	325,430	316,458

Commitments and Contingencies	-	-

STOCKHOLDERS’ (DEFICIT)
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at March 31, 2021 and December 31, 2020
Issued and outstanding: 0 shares at March 31, 2021 and December 31, 2020	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at March 31, 2021 and December 31, 2020
Issued and outstanding: 20,006,402 shares at March 31, 2021 and
December 31, 2020	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated (deficit)	(955,050)	(946,078)

TOTAL STOCKOLDERS’ (DEFICIT)	(325,430)	(316,458)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$-	$-

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Administrative expenses	$(8,792)	$(14,340)

Loss before income taxes	(8,792)	(14,340)
Provision for income taxes	-	-

Net loss	$ (8,792)	$(14,340)

Loss per share
-Basic and diluted	$(0)*	$(0)*

Weighted average number of shares outstanding
-Basic and diluted	20,006,402	20,006,402
*Less than $.01, per share

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd
Condensed Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Preferred Stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total

Balance, December 31, 2019	-	$-	20,006,402	$20,006	$609,614	$(912,479)	$(282,859)

Net loss	-	-	-	-	-	(14,340)	(14,340)

Balance March 31, 2020 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(926,819)	$(297,199)

Balance, December 31, 2020	-	$-	20,006,402	$20,006	$609,614	$(946,078)	$(316,458)

Net Loss	-	-	-	-	-	(8,972)	(8,972)

Balance, March 31, 2021 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(955,050)	$(325,430)

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2021	2020

Cash flows from operating activities
Net loss
Changes in operating assets and liabilities:	$(8,972)	$(14,340)
Accounts payable	8,972	(214)

Net cash flows used by operating activities	-	(14,554)

Cash flows from investing activities	-	-

Cash flows from financing activities
Amount due to a related company	-	14,554

Cash flows from financing activities	-	14,554

Net change in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of period	-	-

Cash and cash equivalents – end of period	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

In March 2012, Global Fund Holdings Corp. (“Global Funds”) an Ontario, Canada Corporation became a majority stockholder of the Company.

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

2. Summary of significant accounting policies

Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

Loss per share
Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of March 31, 2021 and 2020, the Company does not have any common share equivalents outstanding.

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

Recent Changes in Accounting Standards
Management does not believe that the recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed financial statements.

3. Going Concern

The unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a public reorganized shell corporation and has no current business activity. The Company’s ability to continue as a going concern is dependent on continued support from a related party of the majority stockholder. This gives rise to substantial doubt about the Company’s ability to continue as a going concern.

4. Amount Due to a Related Company

The Company relies on a related party of the majority stockholder to advance funds to finance its operating expenses. The Company’s Chief Executive Officer, Chief Financial Officer and Director of the Company is also a director of the related party. The amounts advanced of $316,458 are interest-free, unsecured and are repayable upon demand.

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

The Company does not have any issued shares of the preferred stock as of March 31, 2021 and December 31, 2020.

Common stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the three months ended March 31, 2021, the Company did not issue any shares of common stock or warrants.

6. Subsequent Events

The related party advanced the Company $8,972 from April 1, 2021 through the date of filing.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

The Company had no active business operations for the three months ended March 31, 2021 and March 31, 2020. Expenses consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three months ended March 31, 2021 and 2020. Accordingly, all the Company’s cash flow needs were provided solely by a related party of Global Funds, the majority stockholder to pay expenses necessary as a public company.

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

Market Risks

There has been no material change in market risks since our last Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.
EXHIBITS

31         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32         Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 7th day of May, 2021.

GREEN PLANET BIOENGINEERING CO., LTD.

Date : May 7, 2021	By:	/s/ Jordan Weingarten
Jordan Weingarten
President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)