Form 10-K
period 2021-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2022-03-14
CIK 1392449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________

FORM 10-K

_______________________

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $65,655 based on the closing sale price of common stock on June 30, 2021. The number of shares of common stock outstanding as of March 14, 2022 was 20,006,402.

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

Risk Related to the Covid-19 pandemic

The Company’s operation has not been materially and adversely impacted by the Covid-19 pandemic. While the Company is able to continue operations as a public reorganized shell corporation with the purpose to acquire or merge with an existing business operation that can operate with staff at the office as long as they maintain social distancing. The Company is unable to predict the impact of the Covid-19 pandemic at this time.

Risk Related to the Company’s Future Business

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

The following table shows, for each quarter of fiscal 2021 and 2020 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Report.

	2021		2020
Quarter Ended	High	Low	High	Low

Fourth Quarter	$0.390	$0.150	$0.060	$0.041
Third Quarter	0.250	0.060	0.118	0.050
Second Quarter	0.110	0.050	0.118	0.040
First Quarter	0.190	0.040	0.080	0.040

We have never declared or paid any cash dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations

The Company did not have any operations and did not have any operating revenues during the years ended December 31, 2021 and 2020, respectively.

Total expenses for the for the years ended December 31, 2021 and 2020 were $32,929 and $33,599, respectively. The majority of these expenses primarily constituted administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

The Company had no active business operation during the year. Accordingly, all the Company’s cash flow needs for 2021 were provided solely by a related party of Global Funds to pay expenses necessary as a public company.

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

None

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING  FIRM

To the Board of Directors and Stockholders of

Green Planet Bioengineering Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Green Planet Bioengineering Co., Ltd. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is currently a public reorganized shell corporation and has no current business activity. The Company's ability to continue as a going concern is dependent on continued support from a related party. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United  States) (PCAOB) and are required  to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not  for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Liggett & Webb, P.A.

We have served as the Company's auditor since 2019.

Boynton Beach, Florida

March 14, 2022

Green Planet Bioengineering Co., Ltd

Balance Sheets

(Stated in US Dollars)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Amount due to a related party	$349,387	$316,458

TOTAL CURRENT LIABILITIES	349,387	316,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at December 31, 2021 and December 31, 2020
Issued and outstanding:
None at December 31, 2021 and December 31, 2020	-	-

Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at December 31, 2021 and December 31, 2020
Issued and outstanding: 20,006,402 shares at December 31, 2021 and December 31, 2020	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(979,007)	(946,078)

TOTAL STOCKHOLDERS’ DEFICIT	(349,387)	(316,458)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd

Statements of Operations

(Stated in US Dollars)

	Years ended December 31,
	2021		2020
Administrative expenses		$(32,929)		$(33,599)

Loss before income tax		(32,929)		(33,599)
Provision for income taxes		-		-

Net loss		$(32,929)		$(33,599)

Loss per share
-Basic and diluted	$	(* )	$	(* )

Weighted average number of shares outstanding
-Basic and diluted		20,006,402		20,006,402

*	Less than $.01, per share

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd

Statements of Cash Flows

(Stated in US Dollars)

	Years ended December 31,
	2021	2022
Cash flows from operating activities
Net loss	$(32,929)	$(33,599)
Changes in operating assets and liabilities:
Accounts payable	-	(214)

Net cash flows used in operating activities	(32,929)	(33,813)

Cash flows from financing activities
Amount due to a related party	32,929	33,813

Net cash flows provided by financing activities	32,929	33,813

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents – beginning of year	-	-

Cash and cash equivalents – end of year	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd

Statements of Changes in Stockholders’ Deficit

(Stated in US Dollars)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Number of shares	Amount	Number of shares	Amount	capital	deficit	Total
Balance, December 31, 2019	-	$-	20,006,402	$20,006	$609,614	$(912,479)	$(282,859)

Net loss	-	-	-	-	-	(33,599)	(33,599)

Balance, December 31, 2020	-	$-	20,006,402	$20,006	$609,614	$(946,078)	$(316,458)

Net Loss	-	-	-	-	-	(32,929)	(32,929)

Balance, December 31, 2021	-	$-	20,006,402	$20,006	$609,614	$(979,007)	$(349,387)

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

Loss Per Share

Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of December 31, 2021 and 2020 the Company does not have any common share equivalents outstanding.

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

4. Amount Due to a Related party

The Company relies on a related party to advance funds to fund its operating expenses. As of December 31, 2021 and 2020, the amounts advanced of $349,387 and $316,458 respectively are interest-free, unsecured and are repayable upon demand.

In addition, the Chief Executive Officer, Chief Financial Officer and Director of the Company is also a director of the related party.

5. Preferred Stock/Common Stock

Series A preferred stock

The Company is authorized under its Articles of Incorporation to issue 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. Each share of the Company’s preferred stock provides the holder with the right to vote 1,000 votes on all matters submitted to a vote of the stockholders of the Company and is convertible into 1,000 shares of the Company’s common stock. The preferred stock is non-participating and carries no dividend. The Company does not have any issued shares of the preferred stock as of December 31, 2021 and 2020.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the year ended December 31, 2021 and 2020, the Company did not issue any shares of common stock or warrants.

6. Income Tax

As of December 31, 2021, the Company had net operating loss carry forwards of approximately $943,000 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The deferred tax asset and valuation allowance were reduced by approximately $1,000 to reflect the change in the federal tax rate from 34% to 21%.

The provision for Federal income tax consists of the following for the years ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Federal income tax benefit attributable to:
Net loss	$(7,000)	$(8,500)
Change in tax estimates	-	10,000
Less: valuation allowance	7,000	1,700

Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% for 2021 and 21% for 2020 of significant items comprising our net deferred tax amount is as follows as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carryover	$238,000	$231,000
Less: valuation allowance	(238,000)	(231,000)

Net deferred tax asset	$-	$-

Due to the change in ownership in March 2012, the net operating loss carry forwards as of December 31, 2011 of $213,844 may be subject to limitations in accordance with Sec 382 of the provisions of the Tax Reform Act of 1986 for Federal income tax purposes. Tax return for the years ended December 31, 2021, 2020 and 2019 remain open to and it by Federal and State Tax Authorities.

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

As of December 31, 2021, and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that at December 31, 2021 there were no material weakness and concluded that the internal control over financial reporting was effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Term
Jordan Weingarten	32	President and Director	March 2012 to present

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2021 and 2020.

Code of Ethics

The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The Company did not pay any compensation to its executive officers for the years ended December 31, 2011 to 2021.

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

(2)	Based upon 20,006,402 shares of common stock issued and outstanding as of December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

None

Related Transactions

All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for fiscal year ended December 31, 2021 and 2020 for professional services rendered by Liggett and Webb P.A. for the audit of the Company’s annual financial statements was $10,000 and $10,000 respectively.

The aggregate fees billed for fiscal year ended December 31, 2021 and 2020 for professional services rendered by Liggett and Webb P.A. for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-Q’s was $15,000 and $15,000 respectively.

Audit Related Fees

None

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2021 and 2020, no tax fees were billed by Liggett & Webb, P.A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 14th day of March, 2022.

Green Planet Bioengineering Co., Ltd

By:	/s/ Jordan Weingarten
Jordan Weingarten President (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2022	By:	/s/ Jordan Weingarten
Jordan Weingarten
President and Director

