Form 10-Q
period 2022-06-30
Green Planet Bio Engineering Co. Ltd.
filed 2022-08-09
CIK 1392449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of common stock outstanding as of August 9, 2022 was 20,006,402.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.

Condensed Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)

ASSETS
Current assets
Cash	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Amount due to a related party	$368,494	$349,387

TOTAL CURRENT LIABILITIES	368,494	349,387

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at June 30, 2022 and December 31, 2021
Issued and outstanding: 0 shares at June 30, 2022 and December 31, 2021	-	-
Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at June 30, 2022 and December 31, 2021
Issued and outstanding: 20,006,402 shares at June 30, 2022 and December 31, 2021	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(998,114)	(979,007)

TOTAL STOCKOLDERS’ DEFICIT	(368,494)	(349,387)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021

Administrative expenses		$(5,449)		$(3,958)		$(19,107)		$(12,930)
Loss before income taxes		(5,449)		(3,958)		(19,107)		(12,930)
Provision for income taxes		-		-		-		-

Net loss		$(5,449)		$(3,958)		$(19,107)		$(12,930)

Loss per share -Basic and diluted	$	( * )	$	( * )	$	( * )	$	( * )

Weighted average number of shares outstanding -Basic and diluted		20,006,402		20,006,402		20,006,402		20,006,402

*	Less than $.01, per share

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd

Condensed Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total

Balance, December 31, 2020	-	$-	20,006,402	$20,006	$609,614	$(946,078)	$(316,458)

Net loss for the six months	-	-	-	-	-	(12,930)	(12,930)

Balance June 30, 2021 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(959,008)	$(329,388)

Balance, March 31, 2021 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(955,050)	$(325,430)

Net loss for the three months	-	-	-	-	-	(3,958)	(3,958)

Balance June 30, 2021 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(959,008)	$(329,388)

Balance, December 31, 2021	-	$-	20,006,402	$20,006	$609,614	$(979,007)	$(349,387)

Net loss for the six months	-	-	-	-	-	(19,107)	(19,107)

Balance, June 30, 2022 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(998,114)	$(368,494)

Balance, March 31, 2022 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(992,665)	$(363,045)

Net loss for the three months	-	-	-	-	-	(5,449)	(5,449)

Balance June 30, 2022 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(998,114)	$(368,494)

See Notes to the Unaudited Condensed Financial Statements

Green Planet Bioengineering Co., Ltd.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(19,107)	$(12,930)

Net cash flows used by operating activities	(19,107)	(12,930)

Cash flows from financing activities
Amount due to a related company	19,107	12,930

Net cash flows provided by financing activities	19,107	12,930

Net decrease in cash and cash equivalents	-	-
Cash – beginning of period	-	-

Cash – end of period	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

Loss per share

Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of June 30, 2022 and 2021, the Company does not have any common share equivalents outstanding.

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

4. Amount Due to a Related Company

The Company relies on a related party of the majority stockholder to advance funds to finance its operating expenses. The Company’s Chief Executive Officer, Chief Financial Officer and Director of the Company is also a director of the related party. The amounts advanced of $368,494 are interest-free, unsecured and are repayable upon demand.

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

The company does not have any issued shares of the preferred stock as of June 30, 2022 and December 31, 2021.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the six months ended June 30, 2022, the Company did not issue any shares of common stock or warrants.

6. Subsequent Events

The related party advanced the Company $35 from July 1, 2022 through the date of filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021.

The Company had no active business operations for the periods ended June 30, 2022 and June 30, 2021. Expenses consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three and six months ended June 30, 2022. Accordingly, all the Company’s cash flow needs were provided by a related party of Global Funds, the majority stockholder to pay expenses necessary as of public company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 9th day of August, 2022.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: August 9, 2022	By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

