Form 10-Q
period 2022-09-30
Green Planet Bio Engineering Co. Ltd.
filed 2022-11-14
CIK 1392449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of common stock outstanding as of November 14, 2022 was 20,006,402.

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

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.

Balance Sheets

	September 30, 2022	December 31,2021
	(Unaudited)
ASSETS
Current assets
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Amount due to a related party	$374,282	$349,387
TOTAL CURRENT LIABILITIES	374,282	349,387
Commitments and Contingencies (Note 5)	-	-
STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share Authorized: 10,000,000 shares at September 30, 2022 and December 31, 2021 Issued and outstanding: 0 shares at September 30, 2022 and December 31, 2021	-	-
Common stock: par value of $0.001 per share Authorized: 250,000,000 shares at September 30, 2022 and December 31, 2021 Issued and outstanding: 20,006,402 shares at September 30, 2022 and December 31, 2021	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(1,003,902)	(979,007)
TOTAL STOCKOLDERS’ DEFICIT	(374,282)	(349,387)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Condensed Notes to the Unaudited Financial Statements

Green Planet Bioengineering Co., Ltd.

Statements of Operations

(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
Administrative expenses		$(5,788)		$(12,263)		$(24,895)		$(25,193)
Loss before income taxes		(5,788)		(12,263)		(24,895)		(25,193)
Provision for income taxes		-		-		-		-
Net loss		$(5,788)		$(12,263)		$(24,895)		$(25,193)
Loss per Common share
-Basic and diluted	$	( * )	$	( * )	$	( * )	$	( * )
Weighted average number of Common shares outstanding
-Basic and diluted		20,006,402		20,006,402		20,006,402		20,006,402

*Less than $.01, per share

See Condensed Notes to the Unaudited Financial Statements

Green Planet Bioengineering Co., Ltd

Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number		Number		paid-in	Accumulated
	of shares	Amount	of shares	Amount	capital	deficit	Total
Balance, December 31, 2020	-	$-	20,006,402	$20,006	$609,614	$(946,078)	$(316,458)
Net loss for the nine months	-	-	-	-	-	(25,193)	(25,193)
Balance, September 30, 2021 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(971,271)	$(341,651)
Balance, June 30, 2021 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(959,008)	$(329,388)
Net loss for the three months	-	-	-	-	-	(12,263)	(12,263)
Balance, September 30, 2021 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(971,271)	$(341,651)
Balance, December 31, 2021	-	$-	20,006,402	$20,006	$609,614	$(979,007)	$(349,387)
Net loss for the Nine months	-	-	-	-	-	(24,895)	(24,895)
Balance, September 30, 2022 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(1,003,902)	$(374,282)
Balance, June 30, 2022 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(998,114)	$(368,494)
Net loss for the three months	-	-	-	-	-	(5,788)	(5,788)
Balance, September 30, 2022 (Unaudited)	-	$-	20,006,402	$20,006	$609,614	$(1,003,902)	$(374,282)

See Condensed Notes to the Unaudited Financial Statements

Green Planet Bioengineering Co., Ltd.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(24,895)	$(25,193)
Changes in operating assets and liabilities:
Net cash flows used by operating activities	(24,895)	(25,193)
Cash flows from investing activities	-	-
Cash flows from financing activities
Change in amount due to a related company	24,895	25,193
Net cash flows provided by financing activities	24,895	25,193
Net change in cash	-	-
Cash – beginning of period	-	-
Cash – end of period	$-	$-
Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

          See Condensed Notes to the Unaudited Financial Statements

Green Planet Bioengineering Co., Ltd

Condensed Notes to the Financial Statements

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

Loss per share

Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of September 30, 2022 and 2021, the Company does not have any common share equivalents outstanding.

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

3. Going Concern

The unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. As at September 30, 2022, the Company has a working capital deficit of $374,282, and accumulated deficit of $1,003,902 and a net loss and cash used operations of $24,895, for the nine months ended September 30, 2022. The Company is currently a public reorganized shell corporation and has no current business activity. The Company’s ability to continue as a going concern is dependent on continued support from a related party of the majority stockholder. This gives rise to substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this filing.

4. Amount Due to a Related Company

The Company relies on a related party of the majority stockholder to advance funds to finance its operating expenses. The Company’s Chief Executive Officer, Chief Financial Officer and Director of the Company is also a director of the related party. The amounts advanced of $374,282 are interest-free, unsecured and are repayable upon demand.

5. Commitments and Contingencies

Legal Contingencies

From time to time, the Company may be a defendant in pending or threatened legal proceeding arising in the normal course of its business. Management is not aware of any pending, threatened or asserted claims.

6. Stockholders’ Deficit

Common stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the nine months ended September 30, 2022, the Company did not issue any shares of common stock or warrants.

7. Subsequent Events

The related party advanced the Company $3,873 from October 1, 2022 through the date of filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021.

The Company had no active business operations for the periods ended September 30, 2022 and September 30, 2021. Expenses consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three and nine months ended September 30, 2022. Accordingly, all the Company’s cash flow needs were provided by a related party of Global Funds, the majority stockholder to pay expenses necessary as of public company.

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

As a smaller company, we are not required to provide the information required by this Item.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 14th day of November, 2022.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: November 14, 2022	By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer
and Principal Financial and Accounting Officer) and Director

