Form 10-K
period 2022-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2023-03-30
CIK 1392449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________

FORM 10-K

_______________________

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $459,585 based on the closing sale price of common stock on June 30, 2022. The number of shares of common stock outstanding as of March 30, 2023 was 20,006,402.

Audit firm ID: 5036

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

The following table shows, for each quarter of fiscal 2022 and 2021 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Report.

	2022		2021
Quarter Ended	High	Low	High	Low

Fourth Quarter	$2.450	$2.000	$0.390	$0.150
Third Quarter	2.600	0.680	0.250	0.060
Second Quarter	0.810	0.280	0.110	0.050
First Quarter	0.350	0.180	0.190	0.040

We have never declared or paid any cash dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations

The Company did not have any operations and did not have any operating revenues during the years ended December 31, 2022 and 2021, respectively.

Total expenses for the years ended December 31, 2022 and 2021 were $32,533 and $32,929, respectively. The majority of these expenses primarily constituted administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

The Company had no active business operation during the year. Accordingly, all the Company’s cash flow needs for 2022 were provided solely by a related party of Global Funds to pay expenses necessary as a public company.

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

None

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Green Planet Bioengineering Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Green Planet Bioengineering Co., Ltd. (the Company) as of December 31, 2022, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is currently a public reorganized shell corporation and has no current business activity. The Company has net loss and stockholders’ deficit of $32,533 and $381,920, respectively, as of December 31, 2022. The Company's ability to continue as a going concern is dependent on continued support from a related party. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Assurance Dimensions
We have served as the Company’s auditor since 2022.
Margate, Florida
March 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING  FIRM

To the Board of Directors and Stockholders of

Green Planet Bioengineering Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Green Planet Bioengineering Co., Ltd. (the Company) as of December 31, 2021, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Boynton Beach, Florida

March 14, 2022

Green Planet Bioengineering Co., Ltd

Balance Sheets

(Stated in US Dollars)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Amount due to a related party	$381,920	$349,387

TOTAL CURRENT LIABILITIES	381,920	349,387

STOCKHOLDERS’ DEFICIT
Preferred stock: par value of $0.001 per share
Authorized: 10,000,000 shares at December 31, 2022 and December 31, 2021
Issued and outstanding:
None at December 31, 2022 and December 31, 2021	-	-

Common stock: par value of $0.001 per share
Authorized: 250,000,000 shares at December 31, 2022 and December 31, 2021
Issued and outstanding: 20,006,402 shares at December 31, 2022 and December 31, 2021	20,006	20,006
Additional paid-in-capital	609,614	609,614
Accumulated deficit	(1,011,540)	(979,007)

TOTAL STOCKHOLDERS’ DEFICIT	(381,920)	(349,387)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd

Statements of Operations

(Stated in US Dollars)

	Years ended December 31,
	2022		2021
Administrative expenses		$(32,533)		$(32,929)

Loss before income tax		(32,533)		(32,929)
Provision for income taxes		-		-

Net loss		$(32,533)		$(32,929)

Loss per share
-Basic and diluted	$	(* )	$	(* )

Weighted average number of shares outstanding
-Basic and diluted		20,006,402		20,006,402

* Less than $.01, per share

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd

Statements of Cash Flows

(Stated in US Dollars)

	Years ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(32,533)	$(32,929)
Changes in operating assets and liabilities:
Accounts payable	-	-

Net cash flows used in operating activities	(32,533)	(32,929)

Cash flows from financing activities
Amount due to a related party	32,533	32,929

Net cash flows provided by financing activities	32,533	32,929

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents – beginning of year	-	-

Cash and cash equivalents – end of year	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd

Statements of Changes in Stockholders’ Deficit

(Stated in US Dollars)

	Preferred Stock		Common Stock		Additional
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	Total
Balance, December 31, 2020	-	$-	20,006,402	$20,006	$609,614	$(946,078)	$(316,458)

Net loss	-	-	-	-	-	(32,929)	(32,929)

Balance, December 31, 2021	-	$-	20,006,402	$20,006	$609,614	$(979,007)	$(349,387)

Net Loss	-	-	-	-	-	(32,533)	(32,533)

Balance, December 31, 2022	-	$-	20,006,402	$20,006	$609,614	$(1,011,540)	$(381,920)

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  Balances of cash and cash equivalents in financial institutions does not exceed the government-insured limits as of December 31, 2022.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Company identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Delaware for state tax purposes. The Company has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for all open tax years. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

Loss Per Share

Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.  Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of December 31, 2022 and 2021 the Company does not have any common share equivalents outstanding.

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

In the Company’s financial statements Fair Value is carrying amount.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a public reorganized shell corporation and has no current business activity with losses of $32,533 as of December 31, 2022. The Company’s ability to continue as a going concern is dependent on continued support from a related party. This gives rise to substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the issuance of these financial statements.

4. Amount Due to a Related party

The Company relies on a related party to advance funds to fund its operating expenses.  As of December 31, 2022 and 2021, the amounts advanced of $381,920 and $349,387 respectively are interest-free, unsecured and are repayable upon demand.

In addition, the Chief Executive Officer, Chief Financial Officer and Director of the Company is also a director of the related party.

5. Preferred Stock/Common Stock

Series A preferred stock

The Company is authorized under its Articles of Incorporation to issue 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. Each share of the Company’s preferred stock provides the holder with the right to vote 1,000 votes on all matters submitted to a vote of the stockholders of the Company and is convertible into 1,000 shares of the Company’s common stock. The preferred stock is non-participating and carries no dividend.  The Company does not have any issued shares of the preferred stock as of December 31, 2022 and 2021.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share.  During the year ended December 31, 2022 and 2021, the Company did not issue any shares of common stock or warrants.

6. Income Tax

As of December 31, 2022, the Company had net operating loss carry forwards of approximately $975,500 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The valuation allowance decreased by approximately $1,000 to reflect state tax rate of 5.5%.

The provision for Federal income tax consists of the following for the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Federal income tax benefit attributable to:
Net loss	$(8,450)	$(7,000)
Change in tax estimates	-	-
Less: valuation allowance	8,450	7,000

Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% for 2022 and 21% for 2021 of significant items comprising our net deferred tax amount is as follows as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Deferred tax asset attributable to:
Net operating loss carryover	$246,450	$238,000
Less: valuation allowance	(246,450)	(238,000)

Net deferred tax asset	$-	$-

Due to the change in ownership in March 2012, the net operating loss carry forwards as of December 31, 2011 of $213,844 may be subject to limitations in accordance with Sec 382 of the provisions of the Tax Reform Act of 1986 for Federal income tax purposes. Tax return for the years ended December 31, 2022, 2021 and 2020 remain open to and it by Federal and State Tax Authorities.

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

As of December 31, 2022, and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that at December 31, 2022 there were no material weakness and concluded that the internal control over financial reporting was effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Term
Jordan Weingarten	33	President and Director	March 2012 to present

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2022 and 2021.

Code of Ethics

The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The Company did not pay any compensation to its executive officers for the years ended December 31, 2011 to 2022.

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

(2)	Based upon 20,006,402 shares of common stock issued and outstanding as of December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

None

Related Transactions

All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for fiscal year ended December 31, 2022 and 2021 for professional services rendered for the audit of the Company’s annual financial statements by Assurance Dimensions was $10,000 and by Liggett and Webb P.A. was $6,500 respectively.

The aggregate fees billed for fiscal year ended December 31, 2022 and 2021 for professional services rendered for the reviews of the Company’s quarterly financial statements included in the Company’s Form 10-Q’s by Assurance Dimensions was $3,500 and by Liggett and Webb P.A. was $6,541 respectively.

Audit Related Fees

None

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2022 and 2021, no tax fees were billed by Assurance Dimensions and Liggett & Webb, P.A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 30th day of March, 2023.

Green Planet Bioengineering Co., Ltd

By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer
and Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2023	By:	/s/ Jordan Weingarten
Jordan Weingarten
President and Director

