Form 10-K
period 2024-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2025-03-07
CIK 1392449

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________ to______________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒   No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $656.55 based on the closing sale price of common stock on June 30, 2024. The number of shares of common stock outstanding as of March 7, 2025 was 20,006,402.

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

The following table shows, for each quarter of fiscal 2024 and 2023 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Report.

	2024		2023
Quarter Ended	High	Low	High	Low

Fourth Quarter	$0.5400	$0.4000	$1.0000	$0.0610
Third Quarter	0.5400	0.0010	1.1000	0.1720
Second Quarter	0.6000	0.0002	1.1000	0.1610
First Quarter	1.0000	0.0600	2.5000	0.2000

We have never declared or paid any cash dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations

The Company did not have any operations and did not have any operating revenues during the years ended December 31, 2024 and 2023, respectively.

Total expenses for the years ended December 31, 2024 and 2023 were $35,544 and $47,670, respectively. The majority of these expenses primarily constituted administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

The Company had no active business operation during the year. Accordingly, all the Company’s cash flow needs for 2024 were provided solely by a related party of Global Funds to pay expenses necessary as a public company.

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

None

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Green Planet Bioengineering Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Green Planet Bioengineering Co., Ltd. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company currently a public reorganized shell corporation and has no current business activity with losses of $35,544 as of December 31, 2024. The Company's ability to continue as a going concern is dependent on continued support from a related party. These factors raise substantial doubt about the Company's ability to continue as a going concern. This gives rise to substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the issuance of these financial statements. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Coral Springs, FL
March 7, 2025

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  3111 N. University Drive, Suite 621 | Coral Springs,  FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AD Advisors, LLC (“AD Advisors”), provide professional services. AD LLC and AD Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AD Advisors provide tax and business consulting services to their clients. AD Advisors, and its subsidiary entities are not licensed CPA firms.

Green Planet Bioengineering Co., Ltd

Balance Sheets

(Stated in US Dollars)

	December 31,	December 31,
	2024	2023

ASSETS
Current assets
Cash	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$5,500	$5,000
Amount due to a related party	459,634	424,590

TOTAL CURRENT LIABILITIES	465,134	429,590

STOCKHOLDERS’ DEFICIT
Preferred stock : par value of $0.001 per share,
Authorized: 10,000,000 shares at December 31, 2024 and December 31, 2023
Issued and outstanding : 0 shares at December 31, 2024 and December 31, 2023	-	-
Common stock : par value $0.001 per share
Authorized : 250,000,000 shares at December 31, 2024 and December 31, 2023
Issued and outstanding : 20,006,402 shares at December 31, 2024 and December 31, 2023	20,006	20,006
Additional paid-in capital	609,614	609,614
Accumulated deficit	(1,094,754)	(1,059,210)

TOTAL STOCKHOLDERS’ DEFICIT	(465,134)	(429,590)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd

Statements of Operations

(Stated in US Dollars)

	Years ended December 31,
	2024		2023

Administrative expenses		$(35,544)		$(47,370)
Interest expenses		-		(300)

Loss before income taxes		(35,544)		(47,670)
Provision for income taxes		-		-

		$(35,544)		$(47,670)

Loss per share
-Basic and diluted	$	(*)	$	(*)

Weighted average number of shares outstanding
-Basic and diluted		20,006,402		20,006,402

* Less than $.01, per share

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd

Statements of Cash Flows

(Stated in US Dollars)

	Year ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(35,544)	$(47,670)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	500	5,000

Net cash flows used by operating activities	$(35,044)	$(42,670)

Cash flows from financing activities
Amount due to a related company	$35,044	$42,670

Cash flows provided by financing activities	35,044	42,670

Net change in cash	-	-
Cash - beginning of period	-	-

Cash - end of period	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$300
Cash paid for income taxes	$-	$-

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd

Statements of Changes in Stockholders’ Deficit

(Stated in US Dollars)

	Preferred Stock		Common Stock		Additional
	Number		Number		paid-in	Accumulated
	of shares	Amount	of shares	Amount	capital	deficit	Total

Balance, December 31, 2022	-	$-	20,006,402	$20,006	$609,614	$(1,011,540)	$(381,920)

Net loss	-	-	-	-	-	(47,670)	(47,670)

Balance, December 31, 2023	-	$-	20,006,402	$20,006	$609,614	$(1,059,210)	$(429,590)

Net loss	-	-	-	-	-	(35,544)	(35,544)

Balance, December 31, 2024	-	$-	20,006,402	$20,006	$609,614	$(1,094,754)	$(465,134)

See Notes to the Financial Statements

Green Planet Bioengineering Co., Ltd.

Notes to the Financial Statements

December 31, 2024

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. Balances of cash and cash equivalents in financial institutions does not exceed the government-insured limits as of December 31, 2024.

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

Loss Per Share

Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of December 31, 2024 and 2023 the Company does not have any common share equivalents outstanding.

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

New Accounting Pronouncements

The Company follows Accounting Standards Update 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) , which expands reportable segment information by requiring companies to disclose, on an annual and interim basis, significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. ASU 2023-07 also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM makes decisions about allocating resources to segments and evaluating performance.

The Company conducts its business activities and reports financial results as a single reportable brokerage services segment. The CODM makes decisions about allocating resources and assessing performance in a manner consistent with the way the Company operates its business and presents their financial results. The nature of business and accounting policies of the brokerage services segment are the same as described in the description of business and summary of significant accounting policies notes.

The CODM is President and Director.

3. Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a public reorganized shell corporation and has no current business activity with losses of $35,544 as of December 31, 2024. The Company’s ability to continue as a going concern is dependent on continued support from a related party. This gives rise to substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the issuance of these financial statements.

4. Amount Due to a Related party

The Company relies on a related party to advance funds to fund its operating expenses. As of December 31, 2024 and 2023, the amounts advanced of $459,634 and $429,590 respectively are interest-free, unsecured and are repayable upon demand.

In addition, the Chief Executive Officer, Chief Financial Officer and Director of the Company is also a director of the related party.

5. Preferred Stock/Common Stock

Series A preferred stock

The Company is authorized under its Articles of Incorporation to issue 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. Each share of the Company’s preferred stock provides the holder with the right to vote 1,000 votes on all matters submitted to a vote of the stockholders of the Company and is convertible into 1,000 shares of the Company’s common stock. The preferred stock is non-participating and carries no dividend. The Company does not have any issued shares of the preferred stock as of December 31, 2024 and 2023.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the year ended December 31, 2024 and 2023, the Company did not issue any shares of common stock or warrants.

6. Income Tax

As of December 31, 2024, the Company had net operating loss carry forwards of approximately $1,059,000 that may be available to reduce future years’ taxable income through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The valuation allowance decreased by approximately $1,000 to reflect state tax rate of 5.5%.

The provision for Federal income tax consists of the following for the years ended December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Federal income tax benefit attributable to:
Net loss	$(9,241)	$(12,394)
Change in tax estimates	-	-
Less: valuation allowance	9,241	12,394

Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 26% for 2024 and 2023 of significant items comprising our net deferred tax amount is as follows as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$267,175	$258,844
Less: valuation allowance	(267,175)	(258,844)

Net deferred tax asset	$-	$-

Due to the change in ownership in March 2012, the net operating loss carry forwards as of December 31, 2011 of $213,844 may be subject to limitations in accordance with Sec 382 of the provisions of the Tax Reform Act of 1986 for Federal income tax purposes. Tax return for the years ended December 31, 2024, 2023, 2022 and 2021 remain open to and it by Federal and State Tax Authorities.

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

As of December 31, 2024, and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that at December 31, 2024 there were no material weakness and concluded that the internal control over financial reporting was effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the year, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

9

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Generally, each of our directors is elected to a term of one year and serves until his or her successor is elected and qualified. The Directors and Officers of the Company are as follows:

Name	Age	Position	Term
Jordan Weingarten	35	President and Director	March 2012 to present

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2024 and 2023.

Code of Ethics

The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The Company did not pay any compensation to its executive officers for the years ended December 31, 2011 to 2024.

10

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

(2)	Based upon 20,006,402 shares of common stock issued and outstanding as of December 31, 2023 and 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

None

Related Transactions

All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for fiscal year ended December 31, 2024 and 2023 for professional services rendered for the audit of the Company’s annual financial statements by Assurance Dimensions was $10,500 and $10,500 respectively.

Audit Related Fees

None

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2024 and 2023, no tax fees were billed by Assurance Dimensions.

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

11

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 7th day of March, 2025.

Green Planet Bioengineering Co., Ltd

By:	/s/ Jordan Weingarten
Jordan Weingarten President (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 7, 2025	By:	/s/ Jordan Weingarten
Jordan Weingarten President and Director

13