Form 10-Q
period 2025-06-30
Green Planet Bio Engineering Co. Ltd.
filed 2025-08-08
CIK 1392449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June30, 2025

or

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

The number of shares of common stock outstanding as of August 8, 2025 was 20,006,402.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.

Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$3,500	$5,500
Amount due to a related party	472,579	459,634

TOTAL CURRENT LIABILITIES	476,079	465,134

Commitments and Contingencies (note 6)

STOCKHOLDERS’ DEFICIT
Preferred stock : par value of $0.001 per share,
Authorized: 10,000,000 shares at June 30, 2025 and December 31, 2024
Issued and outstanding : 0 shares at June 30, 2025 and December 31, 2024	-	-
Common stock : par value $0.001 per share
Authorized : 250,000,000 shares at June 30, 2025 and December 31, 2024
Issued and outstanding : 20,006,402 shares at June 30, 2025 and December 31, 2024	20,006	20,006
Additional paid-in capital	609,614	609,614
Retained earnings (deficit)	(1,105,699)	(1,094,754)

TOTAL STOCKHOLDERS’ DEFICIT	(476,079)	(465,134)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Condensed Notes to the Unaudited Financial Statements

Green Planet Bioengineering Co., Ltd.

Statements of Operations

(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024

Administrative expenses		$(4,105)		$(10,863)		$(10,945)		$(17,328)

Loss before income taxes		(4,105)		(10,863)		(10,945)		(17,328)
Provision for income taxes		-		-		-		-

		$(4,105)		$(10,863)		$(10,945)		$(17,328)

Loss per share
-Basic and diluted	$	(*)	$	(*)	$	(*)	$	(*)

Weighted average number of shares outstanding
-Basic and diluted		20,006,402		20,006,402		20,006,402		20,006,402

* Less than $.01, per share

See Condensed Notes to the Unaudited Financial Statements

Green Planet Bioengineering Co., Ltd

Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number		Number		paid-in	Accumulated
	of shares	Amount	of shares	Amount	capital	deficit	Total

Balance, December 31, 2023	-	$-	20,006,402	$20,006	$609,614	$(1,059,210)	$(429,590)

Net loss for the six months	-	-	-	-	-	(17,328)	(17,328)

Balance, June 30, 2024	-	$-	20,006,402	$20,006	$609,614	$(1,076,538)	$(446,918)

Balance, March 31, 2024	-	$-	20,006,402	$20,006	$609,614	$(1,065,675)	$(436,055)

Net loss for the three months	-	-	-	-	-	(10,863)	(10,863)

Balance, June 30, 2024	-	$-	20,006,402	$20,006	$609,614	$(1,076,538)	$(446,918)

Balance, December 31, 2024	-	$-	20,006,402	$20,006	$609,614	$(1,094,754)	$(465,134)

Net loss for the six months	-	-	-	-	-	(10,945)	(10,945)

Balance, June 30, 2025	-	$-	20,006,402	$20,006	$609,614	$(1,105,699)	$(476,079)

Balance, March 31, 2025	-	$-	20,006,402	$20,006	$609,614	$(1,101,594)	$(471,974)

Net loss for the three months	-	-	-	-	-	(4,105)	(4,105)

Balance, June 30, 2025	-	$-	20,006,402	$20,006	$609,614	$(1,105,699)	$(476,079)

See Condensed Notes to the Unaudited Financial Statements

Green Planet Bioengineering Co., Ltd.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(10,945)	$(17,328)
Changes in operating assets and liabilities :
Accounts payable and accrued liabilities	(2,000)	(1,000)

Net cash flows used by operating activities	$(12,945)	$(18,328)

Cash flows from investing activities	-	-

Cash flows from financing activities
Amount due to a related company	$12,945	$18,328

Net cash flows provided by financing activities	12,945	18,328

Net change in cash	-	-
Cash - beginning of period	-	-

Cash - end of period	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

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

Loss per share

Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.  Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.  As of June 30, 2025 and 2024, the Company does not have any common share equivalents outstanding.

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

Segment Report

Our President and Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews financial information on a basis for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate a single reporting segment.

Our CEO assesses performance and decides how to allocate resources primarily based on net income which is reported on our Statement of Operations. Total assets on the Balance Sheets represent our segment assets.

Recent Changes in Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed financial statements.

3. Going Concern

The unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. As at June 30, 2025, the Company has a working capital deficit of $476,079, and accumulated deficit of $1,105,699 and a net loss of $10,945, for the six months ended June 30, 2025.  The Company is currently a public reorganized shell corporation and has no current business activity. The Company’s ability to continue as a going concern is dependent on continued support from a related party of the majority stockholder. This gives rise to substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this filing.

4. Amount Due to a Related Company

The Company relies on a related party of the majority stockholder to advance funds to finance its operating expenses. The Company’s Chief Executive Officer, Chief Financial Officer and Director of the Company is also a director of the related party. The amounts advanced of $472,579 are interest-free, unsecured and are repayable upon demand.

5. Stockholders’ Deficit

Series A Preferred stock

The Company is authorized under its Articles of Incorporation to issue 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. Each share of the Company’s preferred stock provides the holder with the right to vote 1,000 votes on all matters submitted to a vote of the stockholders of the Company and is convertible into 1,000 shares of the Company’s common stock. The preferred stock is non-participating and carries no dividend. The Company does not have any issued shares of the preferred stock as of June 30, 2025 and December 31, 2024.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the six months ended June 30, 2025, the Company did not issue any shares of common stock or warrants.

6. Commitments and Contingencies

The Company does not have any commitments and contingencies during the six months ended June 30, 2025.

7. Subsequent Events

The related party advanced the Company $3,500 from July 1, 2025 through the date of filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

The Company had no active business operations for the periods ended June 30, 2025 and June 30, 2024. Expenses consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the six months ended June 30, 2025. Accordingly, all of the Company’s cash flow needs were provided by a related party of Global Funds, the majority stockholder to pay expenses necessary as a public company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 8th day of August, 2025.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: August 8, 2025	By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

