Form 10-K
period 2025-12-31
Green Planet Bio Engineering Co. Ltd.
filed 2026-03-31
CIK 1392449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________

FORM 10-K

_______________________

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2025

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒     No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $26,262 based on the closing sale price of common stock on June 30, 2025. The number of shares of common stock outstanding as of March 31, 2026 was 20,006,402.

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

The following table shows, for each quarter of fiscal 2025 and 2024 the high and low closing price per share of common stock as reported on the Over the Counter Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Report.

	2025		2024
Quarter Ended	High	Low	High	Low

Fourth Quarter	$0.0400	$0.0100	$0.5400	$0.4000
Third Quarter	0.0400	0.0400	0.5400	0.0010
Second Quarter	0.5100	0.0400	0.6000	0.0002
First Quarter	0.6700	0.0700	1.0000	0.0600

We have never declared or paid any cash dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations

The Company did not have any operations and did not have any operating revenues during the years ended December 31, 2025 and 2024, respectively.

Total expenses for the years ended December 31, 2025 and 2024 were $35,842 and $35,544, respectively. The majority of these expenses primarily constituted administrative expenses related to accounting and compliance with the Exchange Act.

Liquidity and Capital Resources

The Company had no active business operation during the year. Accordingly, all the Company’s cash flow needs for 2025 were provided solely by a related party of Global Funds to pay expenses necessary as a public company.

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

None

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Green Planet Bioengineering Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Green Planet Bioengineering Co., Ltd. (the Company) as of December 31, 2025 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company iscurrently a public reorganized shell corporation and has no current business activity with losses of $35,842 as of December 31, 2025. The Company's ability to continue as a going concern is dependent on continued support from a related party. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Stephano Slack LLC (ID #3523)
We have served as the Company’s auditor since 2025 Wayne, Pennsylvania
March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Green Planet Bioengineering Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Green Planet Bioengineering Co., Ltd. (the Company) as of December 31, 2024, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is currently a public reorganized shell corporation and has no current business activity with losses of $35,544 as of December 31, 2024. The Company's ability to continue as a going concern is dependent on continued support from a related party. These factors raise substantial doubt about the Company's ability to continue as a going concern for a period of twelve months after the issuance of these financial statements. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Assurance Dimensions, LLC

Coral Springs, Florida

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

Green Planet Bioengineering Co., Ltd

Balance Sheets

	December 31,	December 31,
	2025	2024

ASSETS
Current assets
Cash	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$16,298	$5,500
Amount due to a related party	484,678	459,634

TOTAL CURRENT LIABILITIES	500,976	465,134

STOCKHOLDERS’ DEFICIT
Preferred stock : par value of $0.001 per share,
Authorized: 10,000,000 shares at December 31, 2025 and December 31, 2024
Issued and outstanding : 0 shares at December 31, 2025 and December 31, 2024	-	-
Common stock : par value $0.001 per share
Authorized : 250,000,000 shares at December 31, 2025 and December 31, 2024
Issued and outstanding : 20,006,402 shares at December 31, 2025 and December 31, 2024	20,006	20,006
Additional paid-in capital	609,614	609,614
Accumulated deficit	(1,130,596)	(1,094,754)

TOTAL STOCKHOLDERS’ DEFICIT	(500,976)	(465,134)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Green Planet Bioengineering Co., Ltd

Statements of Operations

	Years ended December 31,
	2025		2024

Administrative expenses		$(35,842)		$(35,544)
Interest expenses		-		-

Loss before income taxes		(35,842)		(35,544)
Provision for income taxes		-		-

		$(35,842)		$(35,544)

Loss per share
-Basic and diluted	$	(*)	$	(*)

Weighted average number of shares outstanding
-Basic and diluted		20,006,402		20,006,402

*  Less than $.01, per share

The accompanying notes are an integral part of these financial statements.

Green Planet Bioengineering Co., Ltd

Statements of Cash Flows

	Year ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(35,842)	$(35,544)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(702)	500

Net cash flows used by operating activities	$(36,544)	$(35,044)

Cash flows from financing activities
Amount due to a related company	$36,544	$35,044

Cash flows provided by financing activities	36,544	35,044

Net change in cash	-	-
Cash - beginning of year	-	-

Cash - end of year	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Green Planet Bioengineering Co., Ltd

Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional
	Number		Number		paid-in	Accumulated
	of shares	Amount	of shares	Amount	capital	deficit	Total

Balance, December 31, 2023	-	$-	20,006,402	$20,006	$609,614	$(1,059,210)	$(429,590)

Net loss	-	-	-	-	-	(35,544)	(35,544)

Balance, December 31, 2024	-	$-	20,006,402	$20,006	$609,614	$(1,094,754)	$(465,134)

Net loss	-	-	-	-	-	(35,842)	(35,842)

Balance, December 31, 2025	-	$-	20,006,402	$20,006	$609,614	$(1,130,596)	$(500,976)

The accompanying notes are an integral part of these financial statements.

Green Planet Bioengineering Co., Ltd.

Notes to the Financial Statements

December 31, 2025 and 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents at December 31, 2025 and 2024.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement and tax bases of assets and liabilities and for net operating loss carryforwards using enacted tax rates expected to apply when such amounts are realized or settled. A valuation allowance is recorded when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes the effect of uncertain tax positions only if those positions are more likely than not to be sustained. Interest and penalties related to uncertain tax positions are recognized in income tax expense.

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. Basic net loss per share is based on the weighted-average number of common shares outstanding during the period. Diluted net loss per share includes the effect of potential common shares when dilutive. Because the Company had no potentially dilutive common shares outstanding during the periods presented, basic and diluted net loss per share were the same.

2. Summary of Significant Accounting Policies – continued

Fair Value Measurements

The Company follows ASC 820, Fair Value Measurement, for financial assets and liabilities that are measured and reported at fair value. The Company did not have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024. The carrying amounts of accounts payable, accrued expenses, and amounts due to related party approximate fair value because of the nature of these instruments and their relatively short-term settlement characteristics.

New Accounting Pronouncements

The Company adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances disclosures for reportable segments, including disclosures about significant segment expenses regularly provided to the chief operating decision maker (“CODM”), the reported measure of segment profit or loss, and how the CODM uses such information to assess performance and allocate resources.

The Company is a shell company and does not currently have material operating activities. The Company’s CODM reviews financial information on a consolidated basis in evaluating performance and making resource allocation decisions. Accordingly, management has concluded that the Company has a single operating segment and a single reportable segment.

The Company’s CODM is its President and Director.

3. Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2025, the Company was a public shell company with no current operating business. The Company incurred a net loss of $35,842 for the year ended December 31, 2025, and its ability to continue as a going concern is dependent upon obtaining additional financing and continued support from a related party. There can be no assurance that the Company will be able to obtain additional financing, or that such financing, if available, will be on terms acceptable to the Company. In addition, there can be no assurance that the related party will continue to provide financial support or will be in a position to do so when needed.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Amount Due to a Related party

The Company relies on a related party to advance funds to fund its operating expenses.  As of December 31, 2025 and 2024, the amounts advanced of $484,678 and $459,634 respectively are interest-free, unsecured and are repayable upon demand.

In addition, the Chief Executive Officer, Chief Financial Officer and Director of the Company is also a director of the related party.

5. Preferred Stock/Common Stock

Series A preferred stock

The Company is authorized under its Articles of Incorporation to issue 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. Each share of the Company’s preferred stock provides the holder with the right to vote 1,000 votes on all matters submitted to a vote of the stockholders of the Company and is convertible into 1,000 shares of the Company’s common stock. The preferred stock is non-participating and carries no dividend.  The Company does not have any outstanding shares of the preferred stock as of December 31, 2025 and 2024.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share.  During the year ended December 31, 2025 and 2024, the Company did not issue any shares of common stock.

6. Income Tax

As of December 31, 2025, the Company had net operating loss carryforwards of approximately $1,095,000 available to offset future taxable income through 2040. The related deferred tax asset has been fully offset by a valuation allowance, as management has concluded that it is more likely than not that the deferred tax asset will not be realized. The valuation allowance decreased by approximately $9,000 during the year ended December 31, 2025.

The provision (benefit) for Federal income tax consists of the following for the years ended December 31, 2025 and December 31, 2024.

	December 31, 2025	December 31, 2024
Federal income tax benefit attributable to:
Net loss	$(9,319)	$(9,241)
Change in tax estimates	-	-
Less: valuation allowance	9,319	9,241
Net provision for Federal income taxes	$-	$-

For the years ended December 31, 2025 and 2024, the Company recorded no federal income tax provision or benefit because the tax benefit generated by current – year losses was fully offset by a corresponding valuation allowance. As a result, the Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to the full valuation allowance recorded against deferred tax assets.

The significant components of the Company’s deferred tax assets at December 31, 2025 and 2024, calculated using an expected tax rate of 26%, were as follows:

	December 31, 2025	December 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$276,494	$267,175
Less: valuation allowance	(276,494)	(267,175)
Net deferred tax asset	$-	$-

As a result of the change in ownership in March 2012, the Company’s net operating loss carryforwards as of December 31, 2011 of $213,844 may be subject to limitation under Section 382 of the Internal Revenue Code. The Company’s federal and state income tax returns for tax years 2022 through 2025 remain open to examination by the applicable tax authorities.

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

As of December 31, 2025, and as reported in the Registrant’s Form 10-K filing, management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, management concluded that at December 31, 2025 there were no material weakness and concluded that the internal control over financial reporting was effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Term
Jordan Weingarten	36	President and Director	March 2012 to present

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report, failed to file during fiscal 2025 and 2024.

Code of Ethics

The Board of Directors adopted a Code of Ethics in April 2009, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The Company did not pay any compensation to its executive officers for the years ended December 31, 2011 to 2025.

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

(2)	Based upon 20,006,402 shares of common stock issued and outstanding as of December 31, 2024 and 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

None

Related Transactions

All related transactions have been reported in Part II Item 8 Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for fiscal year ended December 31, 2025 and 2024 for professional services rendered for the audit of the Company’s annual financial statements by Assurance Dimensions was $22,660 and $21,000  respectively.

Audit Related Fees

None

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2025 and 2024, no tax fees were billed by Stephano Slack LLC and Assurance Dimensions.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 31th day of March, 2026.

Green Planet Bioengineering Co., Ltd

By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer
and Principal Financial and Accounting
Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2026	By:	/s/ Jordan Weingarten
Jordan Weingarten
President and Director

