Form 10-Q
period 2026-03-31
Green Planet Bio Engineering Co. Ltd.
filed 2026-05-15
CIK 1392449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of common stock outstanding as of May 15, 2026 was 20,006,402.

INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions under Regulation S-X of the Securities and Exchange Commission (“SEC”) Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Green Planet Bioengineering Co., Ltd.

Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$10,599	$16,298
Amount due to a related party	501,321	484,678

TOTAL CURRENT LIABILITIES	511,920	500,976

Commitments and Contingencies (note 6)

STOCKHOLDERS’ DEFICIT
Preferred stock : par value of $0.001 per share,
Authorized: 10,000,000 shares at March 31, 2026 and December 31, 2025
Issued and outstanding : 0 shares at March 31, 2026 and December 31, 2025	-	-
Common stock : par value $0.001 per share
Authorized : 250,000,000 shares at March 31, 2026 and December 31, 2025
Issued and outstanding : 20,006,402 shares at March 31, 2026 and December 31, 2025	20,006	20,006
Additional paid-in capital	609,614	609,614
Retained earnings (deficit)	(1,141,540)	(1,130,596)

TOTAL STOCKHOLDERS’ DEFICIT	(511,920)	(500,976)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to these financial statements

Green Planet Bioengineering Co., Ltd.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2026		2025

Administrative expenses		$(10,794)		$(6,840)
Interest expenses		(150)

Loss before income taxes		(10,944)		(6,840)
Provision for income taxes		-		-

Net loss		$(10,944)		$(6,840)

Loss per share
-Basic and diluted	$	(*)	$	(*)

Weighted average number of shares outstanding
-Basic and diluted		20,006,402		20,006,402

* Less than $.01, per share

See accompanying notes to these financial statements

Green Planet Bioengineering Co., Ltd

Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Preferred Stock		Common Stock
					Additional
	Number		Number		paid-in	Accumulated
	of shares	Amount	of shares	Amount	capital	deficit	Total

Balance, December 31, 2024	-	$-	20,006,402	$20,006	$609,614	$(1,094,754)	$(465,134)

Net loss for the three months	-	-	-	-	-	(6,840)	(6,840)

Balance, March 31, 2025 (Unaudited)	-		$20,006,402	$20,006	$609,614	$(1,101,594)	$(471,974)

Balance, December 31, 2025	-	$-	20,006,402	$20,006	$609,614	$(1,130,596)	$(500,976)

Net loss for the three months	-	-	-	-	-	(10,944)	(10,944)

Balance March 31, 2026 (Unaudited)	-		$20,006,402	$20,006	$609,614	$(1,141,540)	$(511,920)

See accompanying notes to these financial statements

Green Planet Bioengineering Co., Ltd.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(10,944)	$(6,840)
Changes in operating assets and liabilities :
Accounts payable and accrued liabilities	(5,699)	(75)

Net cash flows used by operating activities	$(16,643)	$(6,915)

Cash flows from investing activities	-	-

Cash flows from financing activities
Amount due to a related company	$16,643	$6,915

Net cash flows provided by financing activities	16,643	6,915

Net change in cash	-	-
Cash - beginning of period	-	-

Cash - end of period	$-	$-

Supplemental disclosures for cash flow information:
Cash paid for interest	$150	$-
Cash paid for income taxes	$-	$-

See accompanying notes to these financial statements

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

2. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

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

Loss per share

Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.  Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.  As of March 31, 2026 and 2025, the Company does not have any common share equivalents outstanding.

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

3. Going Concern

The unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. As at March 31, 2026, the Company has a working capital deficit of $511,920, and accumulated deficit of $1,141,540 and a net loss of $10,944, for the three months ended March 31, 2026.  The Company is currently a public reorganized shell corporation and has no current business activity. The Company’s ability to continue as a going concern is dependent on continued support from a related party of the majority stockholder. This gives rise to substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this filing. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. Amount Due to a Related Company

The Company relies on a related party of the majority stockholder to advance funds to finance its operating expenses. The Company’s Chief Executive Officer, Chief Financial Officer and Director of the Company is also a director of the related party. The amounts advanced of $501,321 are interest-free, unsecured and are repayable upon demand.

5. Stockholders’ Deficit

Series A Preferred stock

The Company is authorized under its Articles of Incorporation to issue 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. Each share of the Company’s preferred stock provides the holder with the right to vote 1,000 votes on all matters submitted to a vote of the stockholders of the Company and is convertible into 1,000 shares of the Company’s common stock. The preferred stock is non-participating and carries no dividend. The Company does not have any issued shares of the preferred stock as of March 31, 2026 and December 31, 2025.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. During the three months ended March 31, 2026, the Company did not issue any shares of common stock or warrants.

6. Commitments and Contingencies

The Company does not have any commitments and contingencies during the three months ended March 31, 2026.

7. Subsequent Events

The related party advanced the Company $3,850 from April 1, 2026 through the date of filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company operates as a public reorganized corporation with the business purpose to acquire or merge with an existing business operation.

Results of Operations and Financial Condition for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

The Company had no active business operations for the periods ended March 31, 2026 and March 31, 2025. Expenses consist of accounting and filing fees.

Liquidity and capital resources

The Company had no active business operations for the three months ended March 31, 2026. Accordingly, all of the Company’s cash flow needs were provided by a related party of Global Funds, the majority stockholder to pay expenses necessary as a public company.

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

Market Risks

There has been no material change in market risks since our last Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 15th day of May, 2026.

GREEN PLANET BIOENGINEERING CO., LTD.

Date: May 15, 2026	By:	/s/ Jordan Weingarten
Jordan Weingarten
President (Principal Executive Officer
and Principal Financial and Accounting
Officer) and Director

